Form 10KSB
period 2001-09-30
WESTERN SILVER LEAD CORP
filed 2002-05-07
CIK 106311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
For the fiscal year ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ____ to ____

Commission file number 1-3477

WESTERN SILVER-LEAD CORPORATION
(Name of small business issuer in its charter)

Idaho	82-0190257
(State or other jurisdiction of incorporation )	(I.R.S.Employer identification No.)

P.O. Box 469, Wallace, Idaho	83873
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (208) 752-1131

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Class A Non-Assessable and Class B Assessable, par value $0.05 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The registrant generated no revenues for its most recent fiscal year. The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the average bid and ask price as of March 31, 2002 was $178,000. At March 31, 2002, the Registrant had 1,200,000 Class A Non-Assessable and 2,400,000 Class B Assessable shares of common stock outstanding.

The Company qualifies under Regulation SB as a "small business issuer", (i.e. less than $25,000,000 in revenues; a U.S. company other than an investment company) and has met the small business issuer requirements at the end of the past two consecutive fiscal years. The Company is entering the Regulation SB disclosure system by filing its annual report with the Commission on this Form 10-KSB.

PART I

Item 1. Description of Business

Safe Harbor Statement

This Form 10-KSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimates," "forecast," "project" and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management’s discussion and analysis or plan of operation and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this report.

General
Western Silver-Lead Corporation (the "Company" or "Registrant"), is an Idaho Corporation that was incorporated on August 23, 1947. The Company was organized to explore for, acquire and develop mineral properties in the State of Idaho and the Western United States. During the past several years the Company’s activities have been confined to annual assessment and maintenance work on its Idaho mineral properties and other general and administrative functions.

Pending the approval of an Asset Purchase Agreement and the nomination of certain directors, by a majority vote of shareholders, the Company plans to seek new business opportunities with entities that desire the attributes of a publicly registered company. (See Item 6. "Plan of Operation").

The Company has incurred operating losses in recent years and has no recurring source of revenue. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. As a result the Company’s independent auditors included a "going concern" qualification in their report on the Company’s financial statements. The Company’s management plans to maintain the Company as a going concern although there is no assurance they will be successful.

Employees

The Company has no paid employees. None of the Company’s executive officers are employed by the Company. Management services are provided on an "as needed" basis without compensation, generally consisting of less than five hours per week. General and administrative functions are provided by employees of an entity affiliated with a related party of the Company

Item 2. Description of Properties

At September 30, 2001, the Company’s properties consisted of patented mining claims covering approximately 17 acres in Section 30, Township 48 North, Range 5 East, of the Coeur d’ Alene Mining District in Shoshone County, Idaho. During 1999, the Company held ten unpatented lode claims in addition to its 17 acres of patented land that were subsequently abandoned during fiscal year 2000. No proven or probable reserves have been established at any of the Company’s mineral properties.

The Company intends on transferring all of its interests in its properties pursuant to an Asset Purchase Agreement and its ratification by a majority of the Company’s shareholders sometime during fiscal year 2002 (See Item 6. "Financial Condition and Liquidity").

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Registrant’s Class A Non-Assessable and Class B Assessable Common stock is quoted by Over the Counter Pink Sheets Quotation System under the symbols WSVLA and WSVLB, respectively. The following table sets forth the range of high and low bid prices as reported by the Over the Counter Pink Sheet Quotation System for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	WSVLA		WSVLB
Fiscal 2000	High	Low	High	Low
Quarter Ended December 31, 1999	$0.08	$0.03	$0.06	$0.03
Quarter Ended March 31, 2000	$0.08	$0.03	$0.06	$0.03
Quarter Ended June 30, 2000	$0.08	$0.03	$0.06	$0.03
Quarter Ended September 31, 2000	$0.08	$0.03	$0.06	$0.03

Fiscal 2001	High	Low	High	Low
Quarter Ended December 31, 2000	$0.08	$0.03	$0.06	$0.03
Quarter Ended March 31, 2001	$0.08	$0.03	$0.06	$0.03
Quarter Ended June 30, 2001	$0.08	$0.03	$0.06	$0.03
Quarter Ended September 31, 2001	$0.08	$0.03	$0.06	$0.03

The approximate number of record holders of the Registrant’s Class A Non-Assessable and Class B Assessable Common stock is approximately 700 and 500, respectively, at March 31, 2002.

No dividends have been paid or declared during the last five years; and the Registrant does not anticipate paying dividends on its common stock in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Following the approval of an Asset Purchase Agreement by a vote of a majority of the Company’s shareholders (See "Financial Condition and Liquidity"), the Company intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

The Company may seek a business opportunity with entities which have recently commenced operations, or wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Although the Company has no significant capital assets with which to provide the owners of business opportunities with significant cash or other assets, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct a public offering. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company’s officers or through advertising the Company’s availability for acquisition. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration, specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name and identification; and other relevant factors.

Results of Operations

The Company reported a net loss of $15,856 for the year ended September 30, 2001 compared to a net loss of $19,333 in the previous year. The decrease in net loss from fiscal year 2000 to fiscal year 2001 was primarily due to decreased general and administrative expenses of $15,705 during fiscal year 2001 compared to $17,945 during fiscal year 2000.

Financial Condition and Liquidity

On November 1, 2001, the Board of Directors resolved to enter into an Asset Purchase Agreement ("the Agreement") with Kykuit, a Florida corporation, WSL L.L.C. ("WSL"), an Idaho limited liability company controlled by H. F. Magnuson, an individual, whereby the Company would divest itself of all its assets and liabilities except for $30,000 of cash collected from a related party receivable. The Agreement calls for the transfer of the Company’s assets, including its mineral property holdings, to WSL, and WSL’s assumption of all liabilities known and unknown to the Company. Upon closing the Agreement, the Company’s total assets shall be $30,000. The Company will have no other assets and no liabilities.

To date, Kykuit, has paid for the benefit of the Company a total of approximately $15,000, which monies have been applied principally to pay expenses related to audits of the Company’s financial statements and other services required to become current under the reporting requirements of the Exchange Act. The Company has no written finance agreement with Kykuit to provide any continued funding nor any agreement to repay any payments made on behalf of the Company by Kykuit. The Company anticipates, however, that advances from Kykuit or other parties related to the Company, will be its primary source of funding to finance its operations for the upcoming fiscal year.

As described by the Company’s independent auditors in Note 1 to the Company’s financial statements there is substantial doubt as to the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company is dependent upon continued availability of equity financing and successfully implementing its plan of operation to locate and consummate a merger or acquisition with a private entity. While management is optimistic about prospects for the Company, there can be no assurance that they will be successful in their plans.

Item 7. Financial Statements

The financial statements of the Registrant are included herein on pages 12 through 22.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers are as follows:

Name	Age	Positions and Offices Held
H. James Magnuson (1)	49	President, Director since 1984
R. M. MacPhee (2)	70	Secr./Treas. and Director since 1983
Dale B. Lavigne (2)	70	V-P and Director since 1977
Wray Featherstone(3)	__	Director since 1986, Deceased
Thomas J. Craft, Jr.	37	Nominee for Director (4)
Ivo Heiden	35	Nominee for Director (4)
Richard Rubin	59	Nominee for Director (4)
(1) Mr.. Magnuson has agreed to resign following the meeting and the ratification of the proposals considered at the meeting.
(2) Messrs. MacPhee and Lavigne agreed to resign as directors of the Company pursuant to resolutions adopted by the board by unanimous consent on November 1, 2001.
(3) Mr. Featherstone passed away in 2001.
(4) Subject to election by the shareholders.

Business Experience of Directors and Executive Officers

The following information with respect to the principal occupation or employment, other affiliations and business experience during the last five years of H. James Magnuson, our director and president and Dale B. Lavigne, former vice president and director, R. M. MacPhee, former secretary/treasurer and director and Wray Featherstone, former director.

H. James Magnuson

Mr. Magnuson has been a director and an executive officer of the Company since 1984. During the past five years Mr. Magnuson has been engaged in the private practice of law in Coeur d'Alene, Idaho. In addition, Mr. Magnuson is engaged in real estate development and management.

Dale B. Lavigne

Mr. Lavigne was vice-president of the Company, and was a director from 1977 until November 2001. For the last five years, Mr. Lavigne worked as an officer or director of the Metropolitan Mines Corporation, a public company, serving as a director for that company since its inception in 1967. Mr. Lavigne is also the secretary and treasurer of Silver Ramona Mining, a public company. He is also president, director and major shareholder of Osburn Drug Company of Osburn, Idaho. Mr. Lavigne attended the University of Montana, where he earned his degree as a pharmacist.

R. M. MacPhee

Mr. MacPhee was the Company's secretary/treasurer and a director from 1983 until November 2001. Mr. MacPhee is the secretary/treasurer and a director of Princeton Mining, a public company, and has continuously served in such capacity since 1989. During the last five years, Mr. MacPhee has been a certified public accountant with offices in Kellogg, Idaho.

Wray Featherstone

Wray Featherstone was a retired mining engineer for more than the past five years. Mr. Featherstone passed away during 2001.

Information Regarding New Director Nominees:

Thomas J. Craft, Jr.

Mr. Craft, a nominee to the Company's board of directors, is an attorney practicing law under the laws of the State of Florida. Mr. Craft is the president, a director, corporate counsel and a principal shareholder of CR Capital Services, Inc., with offices in New York and West Palm Beach, Florida, and is engaged in the business of providing corporate securities compliance services to public companies and entities seeking to become public reporting companies under the Exchange Act. Mr. Craft from 1996 through 2001, served as the corporate secretary and a director of American Diversified Group, Inc., a public company with headquarters in Hickory, NC since March 1996. From July 1994 to December 1997, Mr. Craft was also secretary and a director of Phoenix International Industries, Inc., a development stage public company located in West Palm Beach, FL. During the past five years Mr. Craft has also been engaged in the private practice of law in West Palm Beach, FL. In addition, in August 2000, Mr. Craft became president and a director of Fifth Avenue Acquisition I Corp. and continues to be president and a director of Fifth Avenue Acquisition II Corp., both of which became reporting non-operating companies under the Exchange Act. Fifth Avenue Acquisition I Corp. has entered into a merger agreement with PlanetLink Communications, Inc., which is engaged in the business of providing international telecommunications and satellite television services, pursuant to which it shall become an operating entity, with new officers, directors and principal shareholders, upon which Mr. Craft resigned as an officer and director.

Richard Rubin

Richard Rubin is a nominee to the Company's board of directors. During the past five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services to public companies. Mr. Rubin also serves as corporate secretary, a director and a principal shareholder of CR Capital Services, Inc. In addition, in August 2000, Mr. Rubin became secretary and a director of Fifth Avenue Acquisition I Corp. and continues to be secretary and a director of Fifth Avenue Acquisition II Corp., both of which became reporting non-operating companies under the Exchange Act. Fifth Avenue Acquisition I Corp. has entered into a merger agreement pursuant to which it shall become an operating entity, with new officers, directors and principal shareholders, upon which Mr. Rubin resigned as an officer and director.

Ivo Heiden

Ivo Heiden, a nominee for director, is also an officer, director and a principal shareholder of CR Capital Services, Inc. In addition, in August 2000, Mr. Heiden became vice president and a director of Fifth Avenue Acquisition I Corp. and continues to be vice president and a director of Fifth Avenue Acquisition II Corp., both of which became reporting non-operating companies under the Exchange Act. Fifth Avenue Acquisition I Corp. has entered into a merger agreement pursuant to which it shall become an operating entity, with new officers, directors and principal shareholders, upon which Mr. Heiden resigned as an officer and director. Prior to his present position with CR Capital Services, Inc., and the organization of the Fifth Avenue entities in August 2000, Mr. Heiden served as a financial analyst for a privately-held company in New York. Mr. Heiden is also vice president, a director and a control shareholder of CR Capital Services, Inc. Mr. Heiden is a graduate of the University of Applied Sciences of Berlin, Germany with degrees in Finance and International Management, and in Telecommunication Engineering.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s executive officers and holders of 10% or more of the Company’s common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of the Company’s common stock are required by the regulation to provide the Company with copies of all Section 16(a) forms they have filed.

Name	Beneficial Owner of class of Securities (%) (1)	Forms filed under Section 16(a)	Forms not filed on
H. James Magnuson, Officer and Director	0.02% of Class B	None	Form 3, 4 and 5
Thomas J. Craft, Jr., Nominee for Director	3.98% of Class A 4.82% of Class B	None	Form 3, 4 and 5
Richard Rubin, Nominee for Director	3.98% of Class A 6.22% of Class B	None	Form 3, 4 and 5
Ivo Heiden, Nominee for Director	1.99% of Class A 2.41% of Class B	None	Form 3, 4 and 5
(1) Based upon 1,200,000 Class A shares and 2,400,000 Class B shares issued and outstanding at March 31, 2002.

Item 10. Executive Compensation

No officer or executive of the Registrant was awarded, paid or earned any compensation that is required to be disclosed pursuant to Item 402 of Regulation S-B.

Item 11. Security Ownership of Certain Beneficial Owners and Management

A person who directly or indirectly has shares or voting power or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares and investment power is the power to dispose of or direct the disposition of shares. Shares as to which voting power or investment power may be acquired within 60 days are also considered as beneficially owned.

The following table sets forth information, to the best knowledge of the Company, as of March 31, 2002, with respect to each person who has been a director or executive officer of the Company at any time since the beginning of the last fiscal year or has been nominated for election as a director of the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
H. James Magnuson, Post Office Box 469 Wallace, ID 83873, President and a director	40,000 Class B Assessable Shares	0.02%of Class B
R. M. MacPhee, Post Office Box 469 Wallace, ID 83873, a director (2)	None	N/A
Dale B. Lavigne, Post Office Box 469 Wallace, ID 83873, a director (2)	None	N/A
Wray Featherstone, a director (deceased)	None	N/A
Thomas J. Craft, Jr. , 301 Clematis Street, Suite 3000 West Palm Beach, FL 33401, a nominee for director	47,795 Class A Non-Assessable Shares 115,723 Class B Assessable Shares	3.98% of Class A 4.82% of Class B
Richard Rubin, 730 Fifth Avenue, Suite 911 New York, NY 10019, a nominee for director	47,794 Class A Non-Assessable Shares 149,270 Class B Assessable Shares	3.98% of Class A 6.22% of Class B
Ivo Heiden, 730 Fifth Avenue, Suite 911 New York, NY 10019, a nominee for director	23,896 Class A Non-Assessable Shares 57,862 Class B Assessable Shares	1.99% of Class A 2.41% of Class B
All executive officers and directors as a group (3 persons) own 40,000 shares of Class B Assessable Common Stock or 0.02% of the issued and outstanding Class B Common Stock.
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.
(1) Based upon 1,200,000 shares of Class A Non-Assessable Common Stock and 2,400,000 shares of Class B Assessable Common Stock issued and outstanding as of March 31, 2002.
(2) On November 1, 2001, Messrs. MacPhee and Lavigne agreed to resign as directors of the Company, effective at the meeting. Mr. Magnuson agreed to resign as a director upon affirmative vote the Company's shareholders of the proposals at the meeting.

Item 12. Certain Relationships and Related Transactions

See Notes 5, 7 and 8 to the financial statements contained herein.

Item 13. Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SILVER-LEAD CORPORATION
(Registrant)

By:/s/ H. James Magnuson
H. James Magnuson President and a Director

Date: May 7, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ H. James Magnuson
H. James Magnuson President and a Director

Date: May 7, 2002

Report of Independent Certified Public Accountants

Board of Directors
Western Silver-Lead Corporation
Wallace, Idaho

We have audited the accompanying balance sheets of Western Silver-Lead Corporation ("the Company") as of September 30, 2001 and 2000, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Silver-Lead Corporation as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

/s/ DeCoria, Maichel & Teague P.S.

Spokane, Washington

December 4, 2001

Except for Notes 6 and 8, which are dated January 4, 2002

WESTERN SILVER-LEAD CORPORATION

Western Silver-Lead Corporation
Balance Sheets
September 30, 2001, 2000 and 1999
ASSETS
	2001	2000
Current assets:
Cash	$55	$7,331
Interest receivable on related party advances, net	42,991	42,991
Advances due from related parties, net	-	-
Total current assets	43,046	50,322
Investment in marketable securities	20	171
Total assets	$43,066	$50,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to related party	$5,910	$7,081
Advances payable to related party	9,600	-
Total current liabilities	15,510	7,081

Stockholders' equity:
Class A common stock, non-assessable,
$.05 par value, 1,200,000 shares
authorized, 961,029 shares issued and outstanding	48,051	48,051
Class B common stock, assessable, $.05 par value,
2,400,000 shares authorized, 1,821,384 shares issued, less
33,547 shares of treasury stock
at par value of $1,677; 1,787,837 shares outstanding	89,392	89,392
Paid-in capital from assessments	35,045	35,045
Accumulated other comprehensive loss	(45,045)	(45,045)
Accumulated deficit	(99,887)	(84,031)
Total stockholders' equity	27,556	43,412
Total liabilities and stockholders' equity	$43,066	$50,493
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Operations
For the years ended September 30, 2001, 2000 and 1999

	2001	2000
Operating expenses:
General and administrative	$15,705	$17,945

Other income (expenses)
Interest income, net	-	2,097
Loss on investments	(151)	(3,485)
	(151)	(1,388)

Net loss	$(15,856)	$(19,333)

Net loss per common share	$0.01	$0.01

Weighted average common shares outstanding-basic	2,748,866	2,748,866
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Changes in Stockholders' Equity
For the years ended September 30, 2001, 2000 and 1999
							Accumulated
	Class A Common		Class B Common		Paid-in	Accu-	Other
	Stock		Stock		Capital from	mulated	Compre-
	Shares	Amount	Shares	Amount	Assessments	Deficit	hensive Loss	Total
Balance,
September 30, 1999	961,029	48,051	1,787,837	89,392	35,045	(64,698)	(45,045)	62,745
Net loss						(19,333)		(19,333)
Balance,
September 30, 2000	961,029	48,051	1,787,837	89,392	35,045	(84,031)	(45,045)	43,412
Net loss						(15,856)		(15,856)
Balance,
September 30, 2001	961,029	$48,051	1,787,837	$89,392	$35,045	$(99,887)	$(45,045)	$27,556
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Cash Flows
For the years ended September 30, 2001, 2000 and 1999

	2001	2000
Cash flows from operating activities:
Net loss	$(15,856)	$(19,333)
Adjustments to reconcile net loss to
net cash used by operating activities:
Loss on investments	151	3,485
Net change in:
Interest receivable on related party advances	-	(2,097)
Accountants payable	(1,171)	(7,389)
Net cash used by operating activities	(16,876)	(25,334)

Cash flows from investing activities:
Proceeds from advances due from related parties, net	-	32,660
Net cash provided by investing activities	-	32,660

Cash flows from financing activities:
Payments on advances payable to related parties	-	-
Proceeds from advances payable to related parties	9,600	-
Net cash (used) provided by financing activities	9,600	-

Net change in cash	(7,276)	7,326

Cash, beginning of the year	7,331	5

Cash, end of the year	$55	$7,331
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Notes to Financial Statements

1. Description of Business

Western Silver-Lead Corporation (the "Company") is an Idaho Corporation that was incorporated on August 23, 1947. The Company was organized to explore for, acquire and develop mineral properties in the State of Idaho and the Western United States. During the past several years the Company’s activities have been confined to annual assessment and maintenance work on its Idaho mineral properties and other general and administrative functions.

The Company has incurred operating losses in recent years and has no recurring source of revenue. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern. Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. At September 30, 2001 and 2000, the Company had recorded no net deferred tax assets or liabilities and recognized no income tax provision as it had no taxable income for the years then ended.

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of both classes of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock equivalents such as common shares issuable through stock options, warrants and other convertible securities. At September 30, 2001 and 2000, the Company had no outstanding common stock equivalents, and only basic EPS is reported for the years then ended.

Reclassifications

Certain reclassifications of prior years’ balances have been made to conform to the current year presentation. These reclassifications have no effect on total assets or stockholders’ equity as reported.

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash, accounts payable, and related party advances and accrued interest thereon, approximated their fair values as of September 30, 2001 and 2000.

Environmental Matters

In prior years the Company owned property interests on private and public lands in Idaho and other states in Western United States for purposes of exploring for and developing commercial mineral deposits. The Company and its properties have been subject to a variety of federal and state regulations governing land use and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," collectively, the Statements. These Statements drastically change the accounting for business combinations, goodwill and intangible assets. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. The Company anticipates that the adoption of these Statements will not have a material affect on its financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company anticipates that the adoption of this statement will not have a material affect on its financial statements.

Investments

Marketable equity securities are categorized as available for sale and carried at quoted market value. Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive loss, net of related deferred income taxes, if applicable, unless a permanent impairment in value has occurred, which is then charged to operations.

3. Mineral Properties

At September 30, 2001 and 2000, the Company’s mineral properties consisted of approximately 17 acres of patented land located in the Coeur d’ Alene Mining District in Shoshone County, Idaho. During the year ended September 30, 1999, the Company held ten unpatented lode claims in addition to its 17 acres of patented land that were subsequently abandoned during fiscal year 2000. At present, no proven or probable reserves have been established at any of the Company’s mineral properties.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995. The Statement requires that long-lived assets and associated intangibles be written down to their fair values whenever an impairment review indicates that the carrying value cannot be recovered. Prior to 1999, management reviewed the carrying values of its mineral properties and adjusted the values to zero.

4. Income Taxes

At September 30, 2001 and 2000, the Company had federal tax-basis net operating loss carryforwards totaling approximately $78,000, which will expire in various amounts from 2004 through 2010. The deferred tax asset associated with these operating loss carryforwards is approximately $26,000 for the years ended September 30, 2001 and 2000, and has been fully reserved for each of the years then ended, as management believes it is more likely than not that the deferred tax assets will not be utilized.

5. Advances due from/to Related Parties

The Company has had advances due from and to related parties throughout much of its operating history. The related parties, to a large extent, have been business entities owned or controlled by H. F. Magnuson and his immediate family. H. F. Magnuson is a former officer and director of the Company and the father of H. James Magnuson, the Company’s current president and a director. The advances have not been subject to any specific repayment terms or maturities and are payable on demand.

At September 30, 2001, the Company had the following advances due from (to) related party entities:

2001
Advances due to related party	$(9,600)
Advances due from (to) related parties, net	$(9,600)

In prior periods, interest was accrued on related party advances at 5% per annum. During the year ended September 30, 2001, however, no interest was accrued pursuant to the mutual consent of the Company and the related parties. Accrued interest receivable (payable) on related party advances at September 30, 2001 and 2000, is as follows:

		2001		2000
Interest receivable on related party advances		$44,039		$44,039
Interest payable on related party advances		$(1,048)		$(1,048)
Interest receivable on related party advances, net	$	$ 42,991	$	$ 42,991

6. Stockholders’ Equity

The Company has authorized for issue 3,600,000 shares of common stock with a par value of $0.05. The authorized common stock has been divided into two classes known as "Class A" and "Class B".

Class A Common Stock

Class A Common Stock consists of 1,200,000 shares is fully paid and non-assessable.

Class B Common Stock

Class B Common Stock consists of 2,400,000 shares and is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Class A or B shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

At September 30, 2001 and 2000, the Company had $35,045 of contributed capital from assessments on Class B shares, and 33,547 Class B shares had been returned to the Company’s treasury due to unpaid capital assessments levied on the shares.

Issue of Shares

Pursuant to resolutions passed by the Board of Directors on November 1, 2001, the Company issued 238,971 shares of its Class A Common Stock and 612,163 shares of its Class B Common Stock to a group of individuals and entities affiliated with Kykuit, a Florida corporation the Company entered into an agreement with on November 1, 2001 (see Note 8). The issue, which took place in December of 2001, was in exchange for stock subscriptions receivable collectively totaling $42,557, or $0.05 per share.

7. Related Party Transactions

The Company occupies office space provided by H. F. Magnuson & Company, a company controlled by H. F. Magnuson (See Note 5). The Company pays no rent for the space it occupies and the value of the space is not considered material for financial reporting purposes. During the years ended September 30, 2001 and 2000, administrative and mineral property maintenance expenses totaling $13,914 and $15,406, respectively, were accrued or paid to H. F. Magnuson & Company. At September 30, 2001 and 2000, the Company had accounts payable due H. F. Magnuson & Company of $5,910 and $7,081, respectively.

The Company has utilized the legal services of H. James Magnuson, the Company’s president, director, and legal counsel, for the fiscal years ended September 30, 2001 and 2000, totaling $300 and $1,200, respectively.

8. Subsequent Events

On November 1, 2001, the Board of Directors resolved to enter into an Asset Purchase Agreement ("the Agreement") with Kykuit, a Florida corporation, WSL L.L.C, ("WSL"), an Idaho limited liability company controlled by H. F. Magnuson, and H. F. Magnuson, an individual, (see Notes 5 and 7), whereby the Company would divest itself of all its assets and liabilities except for $30,000 of cash. The Agreement calls for the transfer of the Company’s assets, including its mineral property holdings, to WSL, and WSL’s assumption of all liabilities known and unknown to the Company. As consideration for the transfer and for consulting services provided by H. F. Magnuson, the Agreement provides for Kykuit’s payment of $115,000 to Mr. Magnuson.

The Agreement is conditioned upon the appointment of three individuals that control Kykuit to the Company’s Board of Directors and changing the Company’s domicile from Idaho to Florida by merging the Company with Western SLV Corporation, a newly formed and wholly owned Florida subsidiary. The Agreement’s closing is contingent upon the ratification of the appointment of directors and merger with Western SLV Corporation by a majority of the Company’s shareholders at a special meeting of shareholders.

In connection with the resolution to enter into the Agreement, the Board of Directors also resolved to amend the Company’s Articles of Incorporation to increase the number of shares of common stock available for issue from 3,600,000 to 8,000,000, and reduce the par value of the Company’s common stock from $0.05 to $0.001.

The resolutions passed by the Board of Directors on November 1, 2001, are subject to ratification by a majority of the Company’s shareholders at a special meeting of shareholders.