Form 10KSB/A
period 2001-09-30
WESTERN SILVER LEAD CORP
filed 2002-05-07
CIK 106311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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
September 30, 2001 and 2000
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
For the years ended September 30, 2001 and 2000

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
For the years ended September 30, 2001 and 2000
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
For the years ended September 30, 2001 and 2000

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