Form 10KSB
period 2000-12-31
WESTERN SILVER LEAD CORP
filed 2002-11-01
CIK 106311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

For the fiscal year ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The registrant generated no revenues for its most recent fiscal year. The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the average bid and ask price as of September 30, 2002 was $178,000. At September 30, 2002, the Registrant had 1,200,000 Class A Non-Assessable and 2,400,000 Class B Assessable shares of common stock issued.

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

The Company is filing this Form 10-KSB for its fiscal year ended September 30, 2000 pursuant to its plan to become current in its reporting obligations under the Securities Exchange Act of 1934. The Company previously filed its Form 10-KSB for 2001 at the date of filing its Definitive Proxy Statement on Schedule 14A for its Special Meeting of Shareholders held on August 16, 2002. The Company will also file its Form 10-KSB for its fiscal year ended September 30, 2002 prior to its due date in December 2002.

General
Western Silver-Lead Corporation (the "Company"), is an Idaho Corporation that was incorporated on August 23, 1947. The Company was organized to explore for, acquire and develop mineral properties in the State of Idaho and the Western United States. During the past several years the Company’s activities have been confined to annual assessment and maintenance work on its Idaho mineral properties and other general and administrative functions.

During fiscal 2000, the Company was a mining company in the exploratory stage. As such, we had mining properties acquired for the purpose of exploring for nonferrous and precious metals. During the past several years prior to fiscal 2000, the activities of the Company were limited to the performance of required annual assessment work and other maintenance work on its property, located in the Coeur d' Alene Mining District, Shoshone County, Idaho. See Item 2 of this report below.

The Company held no patents, trademarks, licenses, franchises, or concessions during fiscal 2000 and its business was not of a seasonal nature. Its business as a mining company in the exploratory stage, does not require significant amounts of working capital, it had no backlog of orders. The registrant does not participate in any government contracts. The registrant is in developmental stage, and thus not in direct competition with any other business. The registrant's business is such that no expenditures are required for research and development other than mine exploration development. There have been no material effects upon registrant's business in complying with governmental provisions with respect to protection of the environment. The registrant has no full-time employees, The registrant does not participate in foreign operations or export sales.

At September 30, 2000, the Company’s mineral properties consisted of approximately 17 acres of patented land located in the Coeur d’ Alene Mining District in Shoshone County, Idaho. During the year ended September 30, 2000, the Company's ten unpatented lode claims in addition to its 17 acres of patented land were abandoned. At September 30, 2000, no proven or probable reserves have been established at any of the Company’s mineral properties.

The Company has been incurring insignificant operating losses in recent years and has no recurring source of revenue. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. As a result the Company’s independent auditors included a "going concern" qualification in their report on the Company’s financial statements. The Company’s management plans to maintain the Company as a going concern although there is no assurance they will be successful.

Employees

The Company had no paid employees during its year ended September 30, 2000. None of the Company’s executive officers during fiscal 2000 were employed by the Company. Management services were provided on an "as needed" basis without compensation, and generally consisting of less than five hours per week. General and administrative functions were provided by employees of an entity affiliated with a related party of the Company, H. F. Magnuson & Company.

Item 2. Description of Properties

At September 30, 2000, the Company’s properties consisted of patented mining claims covering approximately 17 acres in Section 30, Township 48 North, Range 5 East, of the Coeur d’ Alene Mining District in Shoshone County, Idaho. During 1999, the Company held ten unpatented lode claims in addition to its 17 acres of patented land that were subsequently abandoned during fiscal year 2000. No proven or probable reserves have been established at any of the Company’s mineral properties.

On November 1, 2001, the Company entered into an Asset Purchase Agreement pursuant to which the Company agreed to transfer all of its interests in its properties to WSL, LLC, an entity controlled by its former president and director, Harry F. Magnuson, who is the father of H. James Magnuson, our president and a director. This Agreement was ratified by our shareholders at a special meeting on August 16, 2002.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

During fiscal 2000, no matters were submitted to a vote of security holders.

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

	WSVLA		WSVLB
Fiscal 1999	High	Low	High	Low
Quarter Ended December 31, 1998	$0.08	$0.03	$0.06	$0.03
Quarter Ended March 31, 1999	$0.08	$0.03	$0.06	$0.03
Quarter Ended June 30, 1999	$0.08	$0.03	$0.06	$0.03
Quarter Ended September 31, 1999	$0.08	$0.03	$0.06	$0.03

Fiscal 2000	High	Low	High	Low
Quarter Ended December 31, 1999	$0.08	$0.03	$0.06	$0.03
Quarter Ended March 31, 2000	$0.08	$0.03	$0.06	$0.03
Quarter Ended June 30, 2000	$0.08	$0.03	$0.06	$0.03
Quarter Ended September 31, 2000	$0.08	$0.03	$0.06	$0.03

The approximate number of record holders of the Registrant’s Class A Non-Assessable and Class B Assessable Common stock is approximately 700 and 500, respectively, at September 30, 2002.

No dividends have been paid or declared during the last five years; and the Registrant does not anticipate paying dividends on its common stock in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Following the approval of an Asset Purchase Agreement by a vote of a majority of the Company’s shareholders (See "Financial Condition and Liquidity" below), the Company intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a reporting public company. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

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

Results of Operations

The Company reported a net loss of $19,333 for the year ended September 30, 2000 compared to a net loss of $31,688 in the previous year. The decrease in net loss from fiscal year 1999 to fiscal year 2000 was primarily due to decreased general and administrative expenses of $17,945 during fiscal year 2000 compared to $20,510 during fiscal year 1999, and the decrease in loss on investments to $3,485 in 2000 from $11,178 in 1999.

Financial Condition and Liquidity

On November 1, 2001, the Board of Directors authorized an Asset Purchase Agreement (the "Agreement") with Kykuit Corporation, a Florida corporation, controlled by Thomas J. Craft, Jr., Richard Rubin and Ivo Heiden, who were elected as directors at the Meeting, and WSL, LLC ("WSL"), an Idaho limited liability company controlled by H. F. Magnuson. Pursuant to the Agreement the Company agreed to divest itself of all its assets and liabilities except for $30,000 of cash collected from a related party receivable. The Agreement calls for the transfer of the Company’s assets, including its mineral property holdings, to WSL, and WSL’s assumption of all liabilities known and unknown to the Company. Upon closing the Agreement, the Company’s total assets shall be $30,000. The Company will have no other assets and no liabilities.

To date, Kykuit, has paid for the benefit of the Company a total of approximately $30,000, which monies have been applied principally to pay expenses related to audits of the Company’s financial statements and other services required to become current under the reporting requirements of the Exchange Act and the costs associated with the Shareholders' Meeting, including legal fees, printing, mailing and other related expenses. While the Company has no written finance agreement with Kykuit or its affiliated persons, Kykuit has represented to the Company that it will continue to advance expenses related to the independent accounting fees in connection with the preparation and filing of the annual reports for the Company on Form 10-KSB for 2002 and this Form 10-KSB for 2000 in order for the Company to become current in its Exchange Act reporting requirements. The Company previously filed its Form 10-KSB for its fiscal year ended September 30, 2001, together with the Definitive Proxy Statement for its Special Meeting of Shareholders held on August 16, 2002. The Company does not have a written agreement to repay any payments made on behalf of the Company by Kykuit or their affiliated persons.

The Company anticipates that advances from Kykuit will be its primary source of funding to finance its operating expenses in order to become and remain current under the Exchange Act.

We may determine to seek to raise funds from the sale of equity or debt securities or other borrowings, as part of our intent to pursue new business opportunities. We cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. We anticipate that in connection with our intent to pursue new business opportunities, we may issue additional shares. If such additional shares are issued, our shareholders will experience a dilution in their ownership interest. If additional shares are issued in connection with new business opportunities, a change in control may occur. At present, we have no understandings or other agreements to issue any additional shares. Our limited resources may make it difficult to raise capital. We do not have any arrangements with any parties to secure additional financing to fund new business opportunities. Our inability to secure additional financing may have a material adverse effect on our financial condition and future prospects.

As described by the Company’s independent auditors in Note 1 to the Company’s financial statements, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company is dependent upon continued availability of equity financing and successfully implementing its plan of operation to pursue new business opportunities. There can be no assurance that we will be successful in our plan to seek new business opportunities.

Item 7. Financial Statements

The financial statements of the Registrant are included herein on pages 16 through 24.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers are as follows:

Name	Age	Positions and Offices Held
H. James Magnuson (1)	49	President, Director since 1984
R. M. MacPhee (2)	70	Secr./Treas. and Director since 1983
Dale B. Lavigne (2)	70	V-P and Director since 1977
Wray Featherstone(3)	-	Director since 1986, Deceased
Thomas J. Craft, Jr.	37	Director since August 2002 (4)
Ivo Heiden	35	Director since August 2002 (4)
Richard Rubin	60	Director since August 2002 (4)
(1) Mr. Magnuson has agreed to resign following the meeting and the ratification of the proposals considered at the meeting.
(2) Messrs. MacPhee and Lavigne agreed to resign as directors of the Company pursuant to resolutions adopted by the board by unanimous consent on November 1, 2001.
(3) Mr. Featherstone passed away in 2001.
(4) Elected as directors at the Meeting of shareholders on August 16, 2002.

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

R. M. MacPhee

Mr. MacPhee was the Company's secretary/treasurer and a director from 1983 until November 2001. Mr. MacPhee was the secretary/treasurer and a director of Princeton Mining, a public company from 1989 until April 2001. During the last five years, Mr. MacPhee has been a certified public accountant with offices in Kellogg, Idaho.

Wray Featherstone

Wray Featherstone was a retired mining engineer for more than the past five years. Mr. Featherstone passed away during 2001.

Information Regarding New Directors:

Thomas J. Craft, Jr.

Mr. Craft was elected as a director on August 16, 2002. Mr. Craft is an attorney practicing law under the laws of the State of Florida. Mr. Craft is the president, a director, corporate counsel and a principal shareholder of CR Capital Services, Inc., with offices in New York and West Palm Beach, Florida, and is engaged in the business of providing corporate securities compliance services to public companies and entities seeking to become public reporting companies under the Exchange Act. Mr. Craft from 1996 through 2001, served as the corporate secretary and a director of American Diversified Group, Inc., a public company with headquarters in Hickory, NC since March 1996. During the past five years Mr. Craft has also been engaged in the private practice of law in West Palm Beach, FL. In addition, in August 2000, Mr. Craft became president and a director of Fifth Avenue Acquisition I Corp. and continues to be president and a director of Fifth Avenue Acquisition II Corp., both of which became reporting non-operating companies under the Exchange Act. Fifth Avenue Acquisition I Corp. merged with PlanetLink Communications, Inc. (OTCBB: PLKC), and became an operating entity, with new officers, directors and principal shareholders, upon which Mr. Craft resigned as an officer and director. Mr. Craft became an officer and director of Bio Standard Corporation, a reporting company, in February 2002.

Richard Rubin

Richard Rubin was elected as a director on August 16, 2002. During the past five years, Mr. Rubin has been engaged in the business of providing corporate securities consulting services to public companies. Mr. Rubin also serves as corporate secretary, a director and a principal shareholder of CR Capital Services, Inc. In addition, in August 2000, Mr. Rubin became secretary and a director of Fifth Avenue Acquisition I Corp. and continues to be secretary and a director of Fifth Avenue Acquisition II Corp., both of which became reporting non-operating companies under the Exchange Act. Fifth Avenue Acquisition I Corp. merged with PlanetLink Communications, Inc. (OTCBB: PLKC), and became an operating entity, with new officers, directors and principal shareholders, upon which Mr. Rubin resigned as an officer and director. Mr. Rubin also became an officer and director of Bio Standard Corporation in February 2002.

Ivo Heiden

Ivo Heiden, a nominee for director, is also an officer, director and a principal shareholder of CR Capital Services, Inc. In addition, in August 2000, Mr. Heiden became vice president and a director of Fifth Avenue Acquisition I Corp. and continues to be vice president and a director of Fifth Avenue Acquisition II Corp., both of which became reporting non-operating companies under the Exchange Act. Fifth Avenue Acquisition I Corp. has entered into a merger agreement with PlanetLink Communications, Inc. (OTCBB: PLKC), which is engaged in the business of providing international telecommunications and satellite television services, pursuant to which it became an operating entity, with new officers, directors and principal shareholders, upon which Mr. Heiden resigned as an officer and director.  Prior to his present position with CR Capital Services, Inc., and the organization of the Fifth Avenue entities in August 2000, Mr. Heiden served as a financial analyst for a privately-held company in New York. Mr. Heiden is also vice president, a director and a control shareholder of CR Capital Services, Inc. Mr. Heiden is a graduate of the University of Applied Sciences of Berlin, Germany with degrees in Finance and International Management, and in Telecommunication Engineering.

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

Name	Beneficial Owner of class of Securities (%) (1)	Forms filed under Section 16(a)
H. James Magnuson, President and Director	1.70% of Class B	Form 3
R. M. MacPhee, Secretary and Director	-	Form 3
Dale B. Lavigne, Vice-President and Director	-	Form 3
Thomas J. Craft, Jr., Director	3.98% of Class A 4.82% of Class B	Form 3
Richard Rubin, Director	3.98% of Class A 6.22% of Class B	Form 3
Ivo Heiden, Director	1.99% of Class A 2.41% of Class B	Form 3
(1) Based upon 1,200,000 Class A shares and 2,400,000 Class B shares issued at September 30, 2002. Messrs. Craft, Rubin and Heiden were elected as directors in August 2002.

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

The following table sets forth information, to the best knowledge of the Company, as of September 30, 2002, with respect to each person who has been a director or executive officer of the Company at any time since the beginning of the last fiscal year or has been nominated for election as a director of the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
H. James Magnuson, Post Office Box 469 Wallace, ID 83873, President and a director	40,000 Class B Assessable Shares	1.70% of Class B
R. M. MacPhee, Post Office Box 469 Wallace, ID 83873, a director	None	N/A
Dale B. Lavigne, Post Office Box 469 Wallace, ID 83873, a director	None	N/A
Wray Featherstone, a director (deceased)	None	N/A
Thomas J. Craft, Jr. , 301 Clematis Street West Palm Beach, FL 33401, a director	47,795 Class A Non-Assessable Shares 115,723 Class B Assessable Shares	3.98% of Class A 4.82% of Class B
Richard Rubin, 730 Fifth Avenue, 9th Fl. New York, NY 10019, a director	47,794 Class A Non-Assessable Shares 149,270 Class B Assessable Shares	3.98% of Class A 6.22% of Class B
Ivo Heiden, 730 Fifth Avenue, 9th Fl. New York, NY 10019, a director	23,896 Class A Non-Assessable Shares 57,862 Class B Assessable Shares	1.99% of Class A 2.41% of Class B
All executive officers and directors as a group (3 persons) own 40,000 shares of Class B Assessable Common Stock or 0.02% of the issued Class B Common Stock.
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.
(1) Based upon 1,200,000 shares of Class A Non-Assessable Common Stock and 2,400,000 shares of Class B Assessable Common Stock issued as of September 30, 2002. Messrs. Craft, Rubin and Heiden were elected as directors on August 16, 2002 at the special meeting of shareholders.

Item 12. Certain Relationships and Related Transactions

See Notes 5, 7 and 8 to the financial statements contained herein.

Item 13. Exhibits and Reports on Form 8-K

(A) Exhibits

Index to Exhibits.

Exhibit No.	Description	Page No.
3(i)1	Articles of Incorporation, as amended, filed as Exhibit 3(a) to the Company's Form 10 K for the year ended September 30, 1983.	-
3(i)2	Articles of Amendment to the Articles of Incorporation, filed as Exhibit B to the Company's Definitive Proxy Statement on Schedule 14A, filed on May 22, 2002.	-
3(ii)1	By-laws, as amended, filed as Exhibit 3(b) to the Company's Form 10 K for the year ended September 30, 1983.	-
10(i)1	Asset Purchase Agreement between the Company and WSL, LLC, filed as Exhibit D to the Company's Definitive Proxy Statement on Schedule 14A, filed on May 22, 2002.	-

(b) The Company did not file a Form 8-K during fiscal year 2000.

Item 14. Controls and Procedures.

Certification

I, H. James Magnuson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Western Silver-Lead Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

by: /s/ H. James Magnuson, President and Director

Certification

I, R. M. MacPhee, Treasurer and Director, certify that:

1. I have reviewed this annual report on Form 10-KSB of Western Silver-Lead Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

by: /s/ R. M. MacPhee, Treasurer and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SILVER-LEAD CORPORATION
(Registrant)

By:/s/ H. James Magnuson
H. James Magnuson President and a Director

Date: November 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ R. M. MacPhee
by: /s/ R. M. Phee, Treasurer and Director

Date: November 1, 2002

Report of Independent Certified Public Accountants

Board of Directors
Western Silver-Lead Corporation
Wallace, Idaho

We have audited the accompanying balance sheets of Western Silver-Lead Corporation ("the Company") as of September 30, 2000 and 1999, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Silver-Lead Corporation as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DeCoria, Maichel & Teague P.S.

Spokane, Washington

December 4, 2001

Except for Notes 6 and 8, which are dated January 4, 2002

WESTERN SILVER-LEAD CORPORATION

Western Silver-Lead Corporation
Balance Sheets
September 30, 2000 and 1999
ASSETS
	2000	1999
Current assets:
Cash	$7,331	$5
Interest receivable on related party advances, net	42,991	40,894
Advances due from related parties, net	-	32,660
Total current assets	50,322	73,559

Investment in marketable securities	171	3,656

Total assets	$50,493	$77,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to related party	$7,081	$14,470
Total current liabilities	7,081	14,470

Stockholders' equity:
Class A common stock, non-assessable,
$.05 par value, 1,200,000 shares
authorized, 961,029 shares issued and outstanding	48,051	48,051
Class B common stock, assessable, $.05 par value,
2,400,000 shares authorized, 1,821,384 shares issued, less
33,547 shares of treasury stock
at par value of $1,677; 1,787,837 shares outstanding	89,392	89,392
Paid-in capital from assessments	35,045	35,045
Accumulated other comprehensive loss	(45,045)	(45,045)
Accumulated deficit	(84,031)	(64,698)
Total stockholders' equity	43,412	62,745

Total liabilities and stockholders' equity	$50,493	$77,215

The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Operations
For the years ended September 30, 2000 and 1999

	2000	1999
Operating expenses:
General and administrative	$17,945	$20,510

Other income (expenses)
Interest income, net	2,097	2,228
Loss on investments	(3,485)	(13,406)
	(1,388)	(11,178)

Net loss	$(19,333)	$(31,688)

Net loss per common share	$0.01	$0.01

Weighted average common shares outstanding-basic	2,748,866	2,748,866

The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Changes in Stockholders' Equity
For the years ended September 30, 2000 and 1999
							Accumulated
	Class A Common		Class B Common		Paid-in	Accu-	Other
	Stock		Stock		Capital from	mulated	Compre-
	Shares	Amount	Shares	Amount	Assessments	Deficit	hensive Loss	Total
Balance,
September 30, 1998	961,029	48,051	1,787,837	89,392	35,045	(33,010)	(45,045)	94,433

Net loss						(31,688)		(31,688)

Balance,
September 30, 1999	961,029	48,051	1,787,837	89,392	35,045	(64,698)	(45,045)	62,745

Net loss						(19,333)		(19,333)

Balance,
September 30, 2000	961,029	$48,051	1,787,837	$89,392	$35,045	$(84,031)	$(45,045)	$43,412
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Cash Flows
For the years ended September 30, 2000 and 1999

	2000	1999
Cash flows from operating activities:
Net loss	$(19,333)	$(31,688)
Adjustments to reconcile net loss to
net cash used by operating activities:
Loss on investments	3,485	13,406
Net change in:
Interest receivable on related party advances	(2,097)	(2,229)
Accounts payable	(7,389)	7,951
Net cash used by operating activities	(25,334)	(12,560)

Cash flows from investing activities:
Proceeds from advances due from related parties, net	32,660	28,300
Net cash provided by investing activities	32,660	28,300

Cash flows from financing activities:
Payments on advances payable to related parties	-	(15,880)
Net cash used by financing activities	-	(15,880)

Net change in cash	7,326	(140)

Cash, beginning of the year	5	145

Cash, end of the year	$7,331	$5
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

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. At September 30, 2000 and 1999, the Company had recorded no net deferred tax assets or liabilities and recognized no income tax provision as it had no taxable income for the years then ended.

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

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of both classes of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock equivalents such as common shares issuable through stock options, warrants and other convertible securities. At September 30, 2000 and 1999, the Company had no outstanding common stock equivalents, and only basic EPS is reported for the years then ended.

Reclassifications

Certain reclassifications of prior years’ balances have been made to conform to the current year presentation. These reclassifications have no effect on total assets or stockholders’ equity as reported.

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash, accounts payable, and related party advances and accrued interest thereon, approximated their fair values as of September 30, 2000 and 1999.

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

3. Mineral Properties

At September 30, 2000 and 1999, the Company’s mineral properties consisted of approximately 17 acres of patented land located in the Coeur d’ Alene Mining District in Shoshone County, Idaho. During the year ended September 30, 1999, the Company held ten unpatented lode claims in addition to its 17 acres of patented land that were subsequently abandoned during fiscal year 2000. At present, no proven or probable reserves have been established at any of the Company’s mineral properties.

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

4. Income Taxes

At September 30, 2000 and 1999, the Company had federal tax-basis net operating loss carryforwards totaling approximately $78,000. The deferred tax asset associated with these operating loss carryforwards is approximately $26,000 for the years ended September 30, 2000 and 1999, and has been fully reserved for each of the years then ended, as management believes it is more likely than not that the deferred tax assets will not be utilized.

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

At September 30, 2000 and 1999, the Company had the following advances due from (to) related party entities:

	2000	1999
Advances due from related party	$-	$83,000
Advances due to related parties, net	$-	$32,600

Accrued interest receivable (payable) on related party advances at September 30, 2000 and 1999, is as follows:

		2000	1999
Interest receivable on related party advances		$44,039	$41,942
Interest payable on related party advances		$(1,048)	$(1,048)
Interest receivable on related party advances, net	$	$ 42,991	$40,894

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

At September 30, 2000 and 1999, the Company had $35,045 of contributed capital from assessments on Class B shares, and 33,547 Class B shares had been returned to the Company’s treasury due to unpaid capital assessments levied on the shares.

Issue of Shares

Pursuant to resolutions passed by the Board of Directors on November 1, 2001, the Company issued 238,971 shares of its Class A Common Stock and 578,616 shares of its Class B Common Stock to a group of individuals and entities affiliated with Kykuit, a Florida corporation the Company entered into an agreement with on November 1, 2001 (see Note 8). The issue, which took place in December of 2001, was in exchange for stock subscriptions receivable collectively totaling $42,557, or $0.05 per share. The 33,547 Class B shares held in treasury were subscribed for during the first quarter of 2002.

7. Related Party Transactions

The Company occupies office space provided by H. F. Magnuson & Company, a company controlled by H. F. Magnuson (See Note 5). The Company pays no rent for the space it occupies and the value of the space is not considered material for financial reporting purposes. During the years ended September 30, 2000 and 1999, administrative and mineral property maintenance expenses totaling $15,406 and $18,311, respectively, were accrued or paid to H. F. Magnuson & Company. At September 30, 2000 and 1999, the Company had accounts payable due H. F. Magnuson & Company of $7,081 and $14,470, respectively.

The Company has utilized the legal services of H. James Magnuson, the Company’s president, director, and legal counsel, for the fiscal years ended September 30, 2000 and 1999, totaling $1,200 each year.

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

The resolutions passed by the Board of Directors on November 1, 2001, are subject to ratification by a majority of the Company’s shareholders at a special meeting of shareholders, which was held on August 16, 2002. All of the proposals were approved by shareholders.