Form 10QSB
period 2001-12-31
WESTERN SILVER LEAD CORP
filed 2002-12-20
CIK 106311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

At December 18, 2002, the Registrant had 1,200,000 Class A Non-Assessable and 2,400,000 Class B Assessable shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements of the Registrant are included herein on pages 10 through 14.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Form 10-QSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimates," "forecast," "project" and similar expressions identify forward-looking statements.

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

Plan of Operation

Following the approval of an Asset Purchase Agreement by a vote of the Company’s shareholders at the Special Meeting of Shareholders held on August 16, 2002, the Company intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it and who seek the perceived advantages of a publicly-traded corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

The Company may seek a business opportunity with entities that have operations, or wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Although the Company has no significant capital assets that could be used to provide the owners of business opportunities with significant cash or other assets, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct a public offering. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company’s officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration, specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name and identification; and other relevant factors.

Results of Operations

The Company reported a net loss of $59,988 for the three months ended December 30, 2001, compared to a net loss of $4,085 for the same three- month period of 2000. The increase in net loss was primarily the result of increased fees and expenses related to the Asset Purchase Agreement as discussed below and a loss on the sale of investments in the amount of $45,045.

Financial Condition and Liquidity

On November 1, 2001, the Board of Directors authorized an Asset Purchase Agreement (the "Agreement") with Kykuit Corporation, a Florida corporation, controlled by Thomas J. Craft, Jr., Richard Rubin and Ivo Heiden, who were elected as directors at the Special Meeting, and WSL, LLC ("WSL"), an Idaho limited liability company controlled by H. F. Magnuson. Pursuant to the Agreement the Company agreed to divest itself of all its assets and liabilities except for $30,000 of cash collected by H.F. Magnuson & Co., a related party. The Agreement calls for the transfer of the Company’s assets, including its patented and unpatented mining claims, to WSL, and WSL’s assumption of all liabilities known and unknown to the Company. Upon closing the Agreement, the Company’s shall have liquid assets of $30,000.

To date, an entity controlled by Messrs. Craft, Rubin and Heiden has paid for the benefit of the Company a total of approximately $31,392, which monies have been applied principally to pay expenses related to audits of the Company’s financial statements and other services required to become current under the reporting requirements of the Exchange Act and the costs associated with the Special Meeting of Shareholders, including legal fees, printing, mailing and other related expenses. While the Company has no written finance agreement with Kykuit or its affiliated persons, they have represented to the Company that they will continue to advance expenses related to the independent accounting fees in connection with the preparation and filing of the annual and quarterly reports for the Company and other reports in order for the Company to become and remain current in its Exchange Act reporting requirements.

The Company anticipates that advances from an entity related to the new directors will be its primary source of funding to finance its operating expenses in order to become and remain current under the Exchange Act.

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

As described in the Company’s financial statements in its annual report on Form 10-KSB for September 30, 2001, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company is dependent upon continued availability of equity financing and successfully implementing its plan of operation to pursue new business opportunities. There can be no assurance that we will be successful in our plan to seek new business opportunities.

Item 3. Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's President and Treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Security

During the three-month period ended December 31, 2001, the Company issued 238,971 shares of its Class A Common Stock and 612,163 shares of its Class B Common Stock to the Company's three new directors and three unrelated entities. The shares were issued in December 2001 pursuant to stock subscriptions receivable collectively totaling $42,557, or $0.05 per share.

We relied upon Section 4(2) of the Act as the basis for the exemption from the registration requirements of the Act and there was no public solicitation involved. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Maters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Index to Exhibits.

Exhibit No.	Description
3(i)1	Articles of Incorporation, as amended, filed as Exhibit 3(a) to the Company's Form 10 K for the year ended September 30, 1983.
3(i)2	Articles of Amendment to the Articles of Incorporation, filed as Exhibit B to the Company's Definitive Proxy Statement on Schedule 14A, filed on May 22, 2002.
3(ii)1	By-laws, as amended, filed as Exhibit 3(b) to the Company's Form 10-K for the year ended September 30, 1983.
10(i)1	Asset Purchase Agreement between the Company and WSL, LLC, filed as Exhibit D to the Company's Definitive Proxy Statement on Schedule 14A, filed on May 22, 2002.
20 (i)1	Form 8-K filed with the SEC on November 1, 2002.

(b) Form 8-K.

During period ended December 31, 2002, the Company filed a Form 8-K on November 1, 2002 with disclosure under Item 5., Other Events and Regulation FD disclosure, that on July 31, 2002, a Special Meeting of Shareholders was called by notice pursuant to a definitive proxy statement mailed to shareholders on June 27, 2002. As a result of a lack of quorum at the Special Meeting convened on July 31, 2002, and in accordance with the Idaho Statutes, motion was made to the District Court, First Judiciary District, Shoshone County,  Idaho, to order a reconvened Special Meeting and directing that at the reconvened Special Meeting  (1) the shares represented in person and by proxy constitute a quorum for action on all matters to be voted upon at the meeting and (2) the affirmative vote of a majority of shares represented at the meeting in person or by proxy shall be required to approve each proposal to be voted upon at the meeting. On August 16, 2002, at the reconvened Special Meeting of Shareholders, all proposals were approved by affirmative vote of a majority of shares represented at the meeting in person or by proxy.

Signatures

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SILVER-LEAD CORPORATION
(Registrant)

By:/s/ H. James Magnuson
H. James Magnuson, President and a Director

Date: December 18, 2002

By:/s/ R. M. MacPhee
R. M. MacPhee, Treasurer and a Director

Date: December 18, 2002

Certification

I, H. James Magnuson, President, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Western Silver-Lead Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002
By:/s/ H. James Magnuson
H. James Magnuson President and a Director

Certification

I, R. M. MacPhee, Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Western Silver-Lead Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002
By:/s/ R. M. MacPhee
R. M. MacPhee, Treasurer and a Director

STATEMENT PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT OF 2002

The undersigned, H. James Magnuson, President, and R. M. MacPhee, Treasurer, of Western Silver-Lead Corporation, an Idaho corporation, hereby make the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following quarterly report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934:

Quarterly Report of Form 10-QSB for the period ended December 31, 2002

Each of the undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of Western Silver-Lead Corporation and results of its operations.

By:/s/ H. James Magnuson
H. James Magnuson President and a Director

By:/s/ R. M. MacPhee
R. M. MacPhee, Treasurer and a Director

WESTERN SILVER-LEAD CORPORATION

Western Silver-Lead Corporation
Balance Sheets
December 31, 2001 (Unaudited) and September 30, 2001

ASSETS
	Dec. 2001	Sept. 30, 2001
	(Unaudited)
Current assets:
Cash	$128	$55
Interest receivable on related party advances, net	42,991	42,991
Total current assets	43,119	43,046
Investment in marketable securities	-	20
Total assets	$43,119	$43,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to related party	$4,626	$5,910
Advances payable to related party	25,880	9,600
Total current liabilities	30,506	15,510

Stockholders' equity:
Class A common stock, non-assessable,
$0.05 par value, 1,200,000 shares
authorized, 1,200,000 shares issued and outstanding at December 31, 2001	60,000
961,029 shares issued and outstanding at September 30, 2001		48,051
Class B common stock, assessable, $0.05 par value,
2,400,000 shares authorized, 2,400,000 shares issued and outstanding
at December 31, 2001	120,000
1,821,384 shares issued, less 33,547 shares of treasury stock at par value
of $1,677, 1,787,837 shares issued and outstanding at September 30, 2001		89,392
Paid-in capital	35,045	35,045
Stock subscriptions receivable	(42,557)	-
Accumulated other comprehensive loss	-	(45,045)
Accumulated deficit	(159,875)	(99,887)
Total stockholders' equity	12,613	27,556
Total liabilities and stockholders' equity	$43,119	$43,066
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Operations
For the three months ended December 31, 2001 and 2000 (Unaudited)

	2001		2000
Operating expenses:
General and administrative	$14,943		$4,085

Other expense:
Loss on sale of investments	45,045		-

Net loss	$59,988		$4,085

Net loss per common share	$0.02	$	Nil

Weighted average common shares outstanding-basic	3,032,577		2,748,866
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Cash Flows
For the three month ended December 31, 2001 and 2000 (Unaudited)

	2001	2000
Cash flows from operating activities:
Net loss	$(59,988)	$(4,085)
Adjustments to reconcile net loss to
net cash used by operating activities:
Loss on sale of investments	45,045	-
Net change in:
Accounts payable	(1,264)	1,188
Net cash used by operating activities	(16,207)	(2,897)

Cash flows from financing activities:
Proceeds from advances payable to related parties	16,280	-
Net cash provided by financing activities	16,280	-

Net change in cash	73	(2,897)

Cash, beginning of the Period	55	7,331

Cash, end of the Period	$128	$4,434

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Issuance of common stock for stock subscriptions receivable	$42,557
Extinguishment of related party accounts payable through sale of investments	$20
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Notes to Financial Statements
(Unaudited)

1. Basis of Presentation:

The financial statements of Western Silver-Lead Corporation included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2001 included in the registrant’s Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending September 30, 2002.

2. Description of Business

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

The Agreement was conditioned upon the appointment of three individuals that control Kykuit to the Company’s Board of Directors and changing the Company’s domicile from Idaho to Florida by merging the Company with Western SLV Corporation, a newly formed and wholly owned Florida subsidiary. The Agreement’s closing is contingent upon the ratification of the appointment of directors and merger with Western SLV Corporation by a majority of the Company’s shareholders at a special meeting of shareholders.

In connection with the resolution to enter into the Agreement, the Board of Directors also resolved to amend the Company’s Articles of Incorporation to increase the number of shares of common stock available for issue from 3,600,000 to 8,000,000, and reduce the par value of the Company’s common stock from $0.05 to $0.001.

The resolutions were passed by the Board of Directors on November 1, 2001, and were subsequently approved by the shareholders at a special meeting of shareholders on August 16, 2002.