Form 10QSB
period 2002-03-31
WESTERN SILVER LEAD CORP
filed 2002-12-20
CIK 106311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2002

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

Plan of Operation

Following the approval of an Asset Purchase Agreement by a vote of the Company’s shareholders at the Special Meeting of Shareholders held on August 16, 2002 (See "Financial Condition and Liquidity"), the Company intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it and who seek the perceived advantages of a publicly-traded corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

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

Although the Company has no significant capital assets that could be used to provide the owners of business opportunities with significant cash or other assets, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire an ownership interest in a publicly-traded company without incurring the cost and time required to conduct a public offering. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company’s officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration, specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name and identification; and other relevant factors.

Results of Operations

The Company reported a net loss of $9,947 for the three months ended March 31, 2002, compared to a net loss of $4,477 for the same three month- period of 2001. The increase in net loss was primarily the result of increased fees and expenses related to the Asset Purchase Agreement as discussed below.

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

To date, an entity controlled by Messrs. Craft, Rubin and Heiden has paid for the benefit of the Company a total of approximately $31,392, which monies have been applied principally to pay expenses related to audits of the Company’s financial statements and other services required to become current under the reporting requirements of the Exchange Act and the costs associated with the Special Meeting, including legal fees, printing, mailing and other related expenses. While the Company has no written finance agreement with Kykuit or its affiliated persons, they have represented to the Company that they will continue to provide funding related to the independent accounting fees in connection with the preparation and filing of the annual reports, quarterly reports and other reports required under the Exchange Act.

The Company anticipates that advances from an entity related to the new directors will be its primary source of funding to finance its operating expenses in order to become and remain current under the Exchange Act.

We may determine to seek to raise funds from the sale of equity or debt securities or other borrowings, as part of our intent to pursue new business opportunities. We cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. We anticipate that in connection with our intent to pursue new business opportunities, we may issue additional shares. If such additional shares are issued, our shareholders will experience a dilution in their ownership interest. If additional shares are issued in connection with new business opportunities, a change in control may occur. At present, we have no understandings or other agreements to issue any additional shares. Our limited resources may make it difficult to raise capital. We do not have any arrangements with any parties to secure additional financing to fund new business opportunities. Our inability to secure additional financing may have a material adverse effect on our financial conditions and future prospects.

As described in the Company’s financial statements in its annual report on Form 10-KSB for September 30, 2001, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company is dependent upon continued availability of equity financing or other borrowings and successfully implementing its plan of operation to pursue new business opportunities. There can be no assurance that we will be successful in our plan to seek new business opportunities.

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

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Maters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Index to Exhibits.

Exhibit No.	Description
3(i)1	Articles of Incorporation, as amended, filed as Exhibit 3(a) to the Company's Form 10 K for the year ended September 30, 1983.
3(i)2	Articles of Amendment to the Articles of Incorporation, filed as Exhibit B to the Company's Definitive Proxy Statement on Schedule 14A, filed on May 22, 2002.
3(ii)1	By-laws, as amended, filed as Exhibit 3(b) to the Company's Form 10-K for the year ended September 30, 1983.
10(i)1	Asset Purchase Agreement between the Company and WSL, LLC, filed as Exhibit D to the Company's Definitive Proxy Statement on Schedule 14A, filed on May 22, 2002.
20 (i) 1	Form 8-K filed with the SEC on November 1, 2002.

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

Quarterly Report of Form 10-QSB for the period ended March 31, 2002

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

By:/s/ H. James Magnuson
H. James Magnuson President and a Director

By:/s/ R. M. MacPhee
R. M. MacPhee, Treasurer and a Director

WESTERN SILVER-LEAD CORPORATION

Western Silver-Lead Corporation
Balance Sheets
As of March 31, 2002 (Unaudited) and September 30, 2001

ASSETS
	March 31, 2002	Sept. 30, 2001
	(Unaudited)
Current assets:
Cash	$23	$55
Interest receivable on related party advances, net	42,991	42,991
Total current assets	43,014	43,046

Investment in marketable securities	-	20
Total assets	$43,014	$43,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to related party	$5,201	$5,910
Advances payable to related party	35,147	9,600
Total current liabilities	40,348	15,510

Stockholders' equity:
Class A common stock, non-assessable,
$0.05 par value, 1,200,000 shares
authorized, 1,200,000 shares issued and outstanding at March 31, 2002	60,000
961,029 shares issued and outstanding at September 30, 2001		48,051
Class B common stock, assessable, $0.05 par value,
2,400,000 shares authorized, 2,400,000 shares issued and outstanding
at March 31, 2002	120,000
1,821,384 shares issued, less 33,547 shares of treasury stock at par value
of $1,677, 1,787,837 shares issued and outstanding at September 30, 2001		89,392
Paid-in capital	35,045	35,045
Stock subscriptions receivable	(42,557)	-
Accumulated other comprehensive loss	-	(45,045)
Accumulated deficit	(169,822)	(99,887)
Total stockholders' equity	2,666	27,556
Total liabilities and stockholders' equity	$43,014	$43,066
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Operations
For the three and six months ended March 31, 2002 and 2001 (Unaudited)

		March 31, 2002			March 31, 2001
		Three Months	Six Months		Three Months		Six Months

Operating expenses:
General and administrative		$9,947	$24,890		$4,477		$8,562

Other expense:
Loss on sale of investments		-	45,045		-		-

Net loss		$9,947	$69,935		$4,477		$8,562

Net loss per common share	$	Nil	$0.02	$	Nil	$	Nil

Weighted average common shares outstanding-basic		3,600,000	3,316,289		2,748,866		2,748,866
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Cash Flows
For the six months ended March 31, 2002 and 2001 (Unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(69,935)	$(8,562)
Adjustments to reconcile net loss to
net cash used by operating activities:
Loss on sale of investments	45,045	-
Net change in:
Accounts payable	(689)	(1,542)
Net cash used by operating activities	(25,579)	(10,104)

Cash flows from financing activities:
Proceeds from advances payable to related parties	25,547	3,000
Net cash provided by financing activities	25,547	3,000

Net change in cash	(32)	(7,104)

Cash, beginning of the Period	55	7,331

Cash, end of the Period	$23	$227

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Issuance of common stock for stock subscriptions receivable	$42,557
Extinguishment of related party accounts payable through sale of investments	$20
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