Form 10QSB
period 2002-06-30
WESTERN SILVER LEAD CORP
filed 2002-12-20
CIK 106311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

At December 18, 2002, the Registrant had 1,200,000 Class A Non-Assessable and 2,4000,000 Class B Assessable shares of common stock outstanding.

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

Plan of Operation

Following the approval of an Asset Purchase Agreement by a vote of the Company’s shareholders at the Special Meeting of Shareholders held on August 16, 2002 (See "Financial Condition and Liquidity"), the Company intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it and who seek the perceived advantages of a publicly registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

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

Results of Operations

The Company reported a net loss of $9,479 for the three months ended June 30, 2002, compared to a net loss of $3,925 for the same three-month period of 2001. The increase in net loss was primarily the result of increased fees and expenses related to the Asset Purchase Agreement as discussed below.

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

To date, an entity controlled by Messrs. Craft, Rubin and Heiden has paid for the benefit of the Company a total of approximately $31,392, which monies have been applied principally to pay expenses related to audits of the Company’s financial statements and other services required to become current under the reporting requirements of the Exchange Act and the costs associated with the Special Meeting, including legal fees, printing, mailing and other related expenses. While the Company has no written finance agreement with Kykuit or its affiliated persons, they have represented to the Company that they will continue to advance expenses related to the independent accounting fees in connection with the preparation and filing of the annual reports for the Company on Form 10-KSB for 2002 and subsequent quarterly reports in order for the Company to remain current in its Exchange Act reporting requirements.

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

Quarterly Report of Form 10-QSB for the period ended June 30, 2002

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

By:/s/ H. James Magnuson
H. James Magnuson President and a Director

By:/s/ R. M. MacPhee
R. M. MacPhee, Treasurer and a Director

WESTERN SILVER-LEAD CORPORATION

Western Silver-Lead Corporation
Balance Sheets
As of June 30, 2002 (Unaudited) and September 30, 2001

ASSETS
	June 30, 2002	Sept. 30, 2001
	(Unaudited)
Current assets:
Cash	$266	$55
Interest receivable on related party advances, net	42,991	42,991
Total current assets	43,257	43,046

Investment in marketable securities	-	20
Total assets	$43,257	$43,066

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable to related party	$4,855	$5,910
Advances payable to related party	45,215	9,600
Total current liabilities	50,070	15,510

Stockholders' equity:
Class A common stock, non-assessable,
$0.05 par value, 1,200,000 shares
authorized, 1,200,000 shares issued and outstanding at June 30, 2002	60,000
961,029 shares issued and outstanding at September 30, 2002		48,051
Class B common stock, assessable, $0.05 par value,
2,400,000 shares authorized, 2,400,000 shares issued and outstanding
at June 30, 2002	120,000
1,821,384 shares issued, less 33,547 shares of treasury stock at par value
of $1,677, 1,787,837 shares issued and outstanding at September 30, 2001		89,392
Paid-in capital	35,045	35,045
Stock subscriptions receivable	(42,557)	-
Accumulated other comprehensive loss	-	(45,045)
Accumulated deficit	(179,301)	(99,887)
Total stockholders' equity (deficit)	(6,813)	27,556
Total liabilities and stockholders' equity (deficit)	$43,257	$43,066
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Operations
For the three and nine months ended June 30, 2002 and 2001 (Unaudited)

		June 30, 2002			June 30, 2001
		Three Months	Nine Months		Three Months		Nine Months

Operating expenses:
General and administrative		$9,947	$34,369		$3,925		$12,487

Other expense:
Loss on sale of investments		-	45,045		-		-

Net loss		$9,947	$74,414		$3,925		$12,487

Net loss per common share	$	Nil	$0.02	$	Nil	$	Nil

Weighted average common shares outstanding-basic		3,600,000	3,410,859		2,748,866		2,748,866
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Cash Flows
For the nine months ended June 30, 2002 and 2001 (Unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(79,414)	$(12,487)
Adjustments to reconcile net loss to
net cash used by operating activities:
Loss on sale of investments	45,045	-
Net change in:
Accounts payable	(1,035)	1,309
Net cash used by operating activities	(35,404)	(11,178)

Cash flows from financing activities:
Proceeds from advances payable to related parties	35,615	4,000
Net cash provided by financing activities	35,615	4,000

Net change in cash	211	(7,178)

Cash, beginning of the Period	55	7,331

Cash, end of the Period	$266	$153

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Issuance of common stock for stock subscriptions receivable	$42,557
Extinguishment of related party accounts payable through sale of investments	$20
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