Form 10KSB
period 2002-09-30
WESTERN SILVER LEAD CORP
filed 2002-12-20
CIK 106311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
For the fiscal year ended September 30, 2002

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
Common Stock, Class A Non-Assessable and Class B Assessable, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The registrant generated no revenues for its most recent fiscal year. The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the average bid and ask price as of December 17, 2002 was $178,000. At December 17, 2002, the Registrant had 1,200,000 Class A Non-Assessable and 2,400,000 Class B Assessable shares of common stock issued and outstanding.

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

Forward-Looking Statements

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

At September 30, 2002, the Company’s properties consisted of patented mining claims covering approximately 17 acres in Section 30, Township 48 North, Range 5 East, of the Coeur d’ Alene Mining District in Shoshone County, Idaho. During 1999, the Company held ten unpatented lode claims in addition to its 17 acres of patented land that were subsequently abandoned during fiscal year 2000. No proven or probable reserves have been established at any of the Company’s mineral properties. The Company intends on transferring all of its interests in its properties pursuant to an Asset Purchase Agreement.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

Reference is made to the Company's Current Report on Form 8-K filed on November 1, 2002.

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

	WSVLA		WSVLB
Fiscal 2001	High	Low	High	Low
Quarter Ended December 31, 2000	$0.08	$0.03	$0.06	$0.03
Quarter Ended March 31, 2001	$0.08	$0.03	$0.06	$0.03
Quarter Ended June 30, 2001	$0.08	$0.03	$0.06	$0.03
Year Ended September 31, 2001	$0.08	$0.03	$0.06	$0.03

Fiscal 2002	High	Low	High	Low
Quarter Ended December 31, 2001	$0.08	$0.03	$0.06	$0.03
Quarter Ended March 31, 2002	$0.08	$0.03	$0.06	$0.03
Quarter Ended June 30, 2002	$0.08	$0.03	$0.06	$0.03
Year Ended September 31, 2002	$0.08	$0.03	$0.06	$0.03

The approximate number of record holders of the Registrant’s Class A Non-Assessable and Class B Assessable Common stock is approximately 700 and 500, respectively, at December 6, 2002.

No dividends have been paid or declared during the last five years; and the Registrant does not anticipate paying dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The following information sets forth certain information, as of December 6, 2002, for all securities the Company issued and sold during the past three years without registration under the Securities Act of 1933 ("the Act"). There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

In December 2001, the Company issued 119,486 restricted shares of its class A non-assessable common stock and 322,855 restricted shares of its class B assessable common stock to its new directors pursuant to subscription agreements. In addition, the Company issued 119,484 restricted shares of its class A non-assessable common stock and 289,308 restricted shares of its class B assessable common stock to three non-affiliated entities pursuant to subscription agreements. All shares were issued for stock subscription receivable at $0.05 per share or a total of $42,557, which subscription receivable was adjusted to $852, or $0.001 per share in connection with the change in the stock par value from $0.05 to $0.001.

The Company believes that these transactions were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in those transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Following the approval of an Asset Purchase Agreement by a vote of a majority of the Company’s shareholders (See "Financial Condition and Liquidity"), the Company intends to seek, investigate and acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly traded corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

The Company may seek a business opportunity with entities which have recently commenced operations, or wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

The Company reported a net loss of $92,161 for the year ended September 30, 2002, compared to a net loss of $15,856 in the previous year. The decrease in net loss from fiscal year 2001 to fiscal year 2002 was primarily due to losses on the sale of investments and an increase in general and administrative expenses related with the Special Meeting of Shareholders during fiscal year 2002 compared to general and administrative expenses of $15,856 during fiscal year 2001.

Financial Condition and Liquidity

On November 1, 2001, the Board of Directors authorized an Asset Purchase Agreement (the "Agreement") with Kykuit Corporation, a Florida corporation, controlled by Thomas J. Craft, Jr., Richard Rubin and Ivo Heiden, who were elected as directors at the Special Meeting of Shareholders, and WSL, LLC ("WSL"), an Idaho limited liability company controlled by H. F. Magnuson. Pursuant to the Agreement the Company agreed to divest itself of all its assets and liabilities except for $30,000 of cash collected from a related party receivable. The Agreement calls for the transfer of the Company’s assets, including its mineral property holdings, to WSL, and WSL’s assumption of all liabilities known and unknown to the Company. Upon closing the Agreement, the Company’s total assets shall be $30,000. The Company will have no other assets and no liabilities.

To date, Kykuit and/or its affiliated persons, have paid for the benefit of the Company a total of approximately $31,392, which monies have been applied principally to pay expenses related to audits of the Company’s financial statements and other services required to become current under the reporting requirements of the Exchange Act and the costs associated with the Shareholders' Meeting, including legal fees, printing, mailing and other related expenses. While the Company has no written finance agreement with Kykuit and/or its affiliated persons, Kykuit has represented to the Company that it will continue to advance funds to pay the independent accounting fees in connection with the preparation and filing of the Company's annual reports and quarterly reports in order for the Company to become and stay current in its Exchange Act reporting requirements. The Company previously filed its Form 10-KSB for its fiscal year ended September 30, 2001 and 2000, together with the Definitive Proxy Statement for its Special Meeting of Shareholders held on August 16, 2002. The Company does not have a written agreement to repay any payments made on behalf of the Company by Kykuit or their affiliated persons.

The Company anticipates that advances from Kykuit or their affiliated persons will be its primary source of funding to finance its operating expenses in order to become and remain current under the Exchange Act.

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

Item 7. Financial Statements

The financial statements of the Registrant are included herein on pages 16 through 25.

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

Dale B. Lavigne

Mr. Lavigne was vice-president of the Company, and has been a director since 1977. For the last five years, Mr. Lavigne worked as an officer or director of the Metropolitan Mines Corporation, a public company, serving as a director for that company since its inception in 1967. Mr. Lavigne is also the secretary and treasurer of Silver Ramona Mining, a public company. He is also president, director and major shareholder of Osburn Drug Company of Osburn, Idaho. Mr. Lavigne attended the University of Montana, where he earned his degree as a pharmacist.

R. M. MacPhee

Mr. MacPhee has been the Company's secretary/treasurer and a director since 1983. Mr. MacPhee was the secretary/treasurer and a director of Princeton Mining, a public company from 1989 until April 2001. During the last five years, Mr. MacPhee has been a certified public accountant with offices in Kellogg, Idaho.

Information Regarding New Directors:

Thomas J. Craft, Jr.

Mr. Craft was elected as a director on August 16, 2002. Mr. Craft is an attorney practicing law under the laws of the State of Florida. Mr. Craft is the president, a director, corporate counsel and a principal shareholder of CR Capital Services, Inc., with offices in New York and West Palm Beach, Florida, and is engaged in the business of providing corporate securities compliance services to public companies and entities seeking to become public reporting companies under the Exchange Act. Mr. Craft from 1996 through 2001, served as the corporate secretary and a director of American Diversified Group, Inc., a public company with headquarters in Hickory, NC since March 1996. During the past five years Mr. Craft has also been engaged in the private practice of law in West Palm Beach, FL. In addition, in August 2000, Mr. Craft became president and a director of Fifth Avenue Acquisition I Corp. and continues to be president and a director of Fifth Avenue Acquisition II Corp., both of which became reporting non-operating companies under the Exchange Act. Fifth Avenue Acquisition I Corp. merged with PlanetLink Communications, Inc. (OTCBB: PLKC), and became an operating entity, with new officers, directors and principal shareholders, upon which Mr. Craft resigned as an officer and director. Mr. Craft became an officer and director of Bio Standard Corporation, a reporting company, in February 2002. In October 2002, Mr. Craft became a director of American International Industries, Inc. (OTCBB: AMIN).

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

Ivo Heiden

Ivo Heiden, a nominee for director, is also an officer, director and a principal shareholder of CR Capital Services, Inc. In addition, in August 2000, Mr. Heiden became vice president and a director of Fifth Avenue Acquisition I Corp. and continues to be vice president and a director of Fifth Avenue Acquisition II Corp., both of which became reporting non-operating companies under the Exchange Act. Fifth Avenue Acquisition I Corp. has entered into a merger agreement with PlanetLink Communications, Inc. (OTCBB: PLKC), which is engaged in the business of providing satellite television services, pursuant to which it became an operating entity, with new officers, directors and principal shareholders, upon which Mr. Heiden resigned as an officer and director. Prior to his present position with CR Capital Services, Inc., and the organization of the Fifth Avenue entities in August 2000, Mr. Heiden served as a financial analyst for a privately-held company in New York. Mr. Heiden is also vice president, a director and a control shareholder of CR Capital Services, Inc. Mr. Heiden is a graduate of the University of Applied Sciences of Berlin, Germany with degrees in Finance and International Management, and in Telecommunication Engineering.

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

Name	Beneficial Owner of class of Securities (%) (1)	Forms filed under Section 16(a)
H. James Magnuson, President and Director	1.70% of Class B	Form 3
R. M. MacPhee, Secretary, Treasurer and Director	-	Form 3
Dale B. Lavigne, Vice-President and Director	-	Form 3
Thomas J. Craft, Jr., Director	3.98% of Class A 4.82% of Class B	Form 3
Richard Rubin, Director	3.98% of Class A 6.22% of Class B	Form 3
Ivo Heiden, Director	1.99% of Class A 2.41% of Class B	Form 3
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

The following table sets forth information, to the best knowledge of the Company, as of December 6, 2002, with respect to each person who has been a director or executive officer of the Company at any time since the beginning of the last fiscal year or has been nominated for election as a director of the Company.

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
All executive officers and directors as a group (6 persons) own 119,486 shares of Class A Non-Assessable Common Stock and 362,855 shares of Class B Assessable Common Stock.
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.
(1) Based upon 1,200,000 shares of Class A Non-Assessable Common Stock and 2,400,000 shares of Class B Assessable Common Stock issued as of December 6, 2002. Messrs. Craft, Rubin and Heiden were elected as directors on August 16, 2002 at the special meeting of shareholders.

Item 12. Certain Relationships and Related Transactions

See Notes 5, 7 and 8 to the financial statements contained herein.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
3(i)1	Articles of Incorporation, as amended, filed as Exhibit 3(a) to the Company's Form 10 K for the year ended September 30, 1983.
3(i)2	Articles of Amendment to the Articles of Incorporation, filed as Exhibit B to the Company's Definitive Proxy Statement on Schedule 14A, filed on May 22, 2002.
3(ii)1	By-laws, as amended, filed as Exhibit 3(b) to the Company's Form 10-K for the year ended September 30, 1983.
10(i)1	Asset Purchase Agreement between the Company and WSL, LLC, filed as Exhibit D to the Company's Definitive Proxy Statement on Schedule 14A, filed on May 22, 2002.
20 (i) 1	Form 8-K filed with the SEC on November 1, 2002, which is incorporated by reference herewith.

(b) Form 8-K.

The Company did not file any report on Form 8-K during the last quarter of the year ended September 30, 2002.

Item 14. Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, the Company's President and Treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: December 18, 2002

By:/s/ R. M. MacPhee
R. M. MacPhee, Treasurer and a Director

Date: December 18, 2002

By:/s/ Richard Rubin
Richard Rubin, Director

Date: December 18, 2002

By:/s/ Ivo Heiden
Ivo Heiden, Director

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002
By:/s/ R. M. MacPhee
R. M. MacPhee, Treasurer and a Director

STATEMENT PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT OF 2002

The undersigned, H. James Magnuson, President, and R. M. MacPhee, Treasurer, of Western Silver-Lead Corporation, an Idaho corporation, hereby make the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following annual report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934:

Annual Report of Form 10-KSB for the year ended September 30, 2002

Each of the undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above annual report fairly presents, in all respects, the financial condition of Western Silver-Lead Corporation and results of its operations.

By:/s/ H. James Magnuson
H. James Magnuson President and a Director

By:/s/ R. M. MacPhee
R. M. MacPhee, Treasurer and a Director

Report of Independent Certified Public Accountants

Board of Directors
Western Silver-Lead Corporation
Wallace, Idaho

We have audited the accompanying balance sheets of Western Silver-Lead Corporation ("the Company") as of September 30, 2002 and 2001 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Silver-Lead Corporation as of September 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

December 5, 2002

WESTERN SILVER-LEAD CORPORATION

Western Silver-Lead Corporation
Balance Sheets
September 30, 2002 and 2001
ASSETS
	2002	2001
Current assets:
Cash	$76	$55
Interest receivable on related party advances, net	42,991	42,991
Total current assets	43,067	43,046
Investment in marketable securities	-	20
Total assets	$43,067	$43,066

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable to related party	$8,661	$5,910
Advances payable to related party	53,966	9,600
Total current liabilities	62,627	15,510

Stockholders' equity (deficit):
Class A common stock, non-assessable,
$0.001 par value, 4,000,000 authorized and
1,200,000 issued and outstanding at September 30, 2002	1,200
$0.05 par value, 1,200,000 shares
authorized, 961,029 shares issued and outstanding at September 30, 2001		48,051

Class B common stock, assessable,
$0.001 par value, 4,000,000 shares authorized, 2,400,000 issued
and outstanding at September 30, 2002	2,400
$0.05 par value, 2,400,000 shares authorized,
1,821,384 shares issued, less 33,547 shares of treasury stock
at par value of $1,677; 1,787,837 outstanding at September 30, 2001		89,392
Paid-in capital	169,740	35,045
Stock subscriptions receivable	(852)
Accumulated other comprehensive loss	-	(45,045)
Accumulated deficit	(192,048)	(99,887)
Total stockholders' equity (deficit)	(19,560)	27,556
Total liabilities and stockholders' equity (deficit)	$43,067	$43,066
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Operations
For the years ended September 30, 2002 and 2001

	2002	2001
Operating expenses:
General and administrative	$47,116	$15,856

Other expense:
Loss on sale of investments	45,045	-

Net loss	$(92,161)	$(15,856)

Net loss per common share	$0.03	$0.01

Weighted average common shares outstanding-basic	3,314,888	2,748,866
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Changes in Stockholders' Equity (Deficit)
For the years ended September 30, 2002 and 2001
								Accumulated
	Class A Common		Class B Common			Stock	Accu-	Other
	Stock		Stock		Paid-in	Subscription	mulated	Compre-
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	hensive Loss	Total
Balance,
September 30, 2000	961,029	$48,051	1,787,837	$89,392	$35,045	-	$(84,031)	$(45,045)	$43,412
Net loss							(15,856)		(15,856)
Balance,
September 30, 2001	961,029	48,051	1,787,837	89,392	35,045	-	(99,887)	(45,045)	27,556

Common stock
issued for
subscription
receivable	238,971	11,949	612,163	30,608	-	$(42,557)

Changes in par value
from $.05 to $.001		(58,800)		(117,600)	134,695	41,705
Sale of investments								45,045	45,045
Net loss							(92,161)		(92,161)
Balance,
September 30, 2002	1,200,000	$1,200	2,400,000	$2,400	$169,740	$(852)	$(192,048)	$0	$(19,560)
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Cash Flows
For the years ended September 30, 2002 and 2001

	2002	2001
Cash flows from operating activities:
Net loss	$(92,161)	$(15,856)
Adjustments to reconcile net loss to
net cash used by operating activities:
Loss on sale of investments	45,045	-
Net change in:
Accounts payable	2,771	(1,020)
Net cash used by operating activities	(44,345)	(16,876)

Cash flows from financing activities:
Proceeds from advances payable to related parties	44,366	9,600
Net cash provided by financing activities	44,366	9,600

Net change in cash	21	(7,276)

Cash, beginning of the year	55	7,331

Cash, end of the year	$76	$55

Supplemental disclosure of cash flow information:
Noncash investing and financing activities:
Issuance of common stock for stock subscription receivable	$852
Extinguishment of related party accounts
payable through sale of investments	$20
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

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. At September 30, 2002 and 2001, the Company had recorded no net deferred tax assets or liabilities and recognized no income tax provision as it had no taxable income for the years then ended.

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

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of both classes of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock equivalents such as common shares issuable through stock options, warrants and other convertible securities. At September 30, 2002 and 2001 the Company had no outstanding common stock equivalents, and only basic EPS is reported for the years then ended.

Reclassifications

Certain reclassifications of prior years’ balances have been made to conform to the current year presentation. These reclassifications have no effect on total assets or stockholders’ equity as reported.

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash, accounts payable, and related party advances and accrued interest thereon, approximated their fair values as of September 30, 2002 and 2001.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," collectively, the Statements. These Statements drastically change the accounting for business combinations, goodwill and intangible assets. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. The Company anticipates that the adoption of these Statements will not have a material affect on its financial statements.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company presently does not have any asset retirement obligations and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on September 1, 2002 and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The Company believes that the adoption of SFAS No. 145 will not have a material impact on its reported financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its reported financial position or results of operations.

In August 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9, and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of SFAS No. 147 are generally effective October 1, 2002. The Company believes that the adoption of SFAS No. 147 will not have a material impact on its reported financial position or results of operations.

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

3. Mineral Properties

At September 30, 2002 and 2001, the Company’s mineral properties consisted of approximately 14 acres of patented land located in the Coeur d’Alene Mining District in Shoshone County, Idaho. During the year ended September 30, 1999, the Company held ten unpatented lode claims in addition to its 14 acres of patented land that were subsequently abandoned during fiscal year 2000. At present, no proven or probable reserves have been established at any of the Company’s mineral properties.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995. The Statement requires that long-lived assets and associated intangibles be written down to their fair values whenever an impairment review indicates that the carrying value cannot be recovered. Prior to 2001, management reviewed the carrying values of its mineral properties and adjusted the values to zero.

4. Income Taxes

At September 30, 2002 and 2001, the Company had federal tax-basis net operating loss carryforwards totaling approximately $125,000 and $78,000, respectively. The deferred tax asset associated with these operating loss carryforwards is approximately $43,000 and $26,000, respectively, for the years ended September 30, 2002 and 2001, and has been fully reserved for each of the years then ended, as management believes it is more likely than not that the deferred tax assets will not be utilized and that the tax-basis net operating loss carryforwards may be reduced by the provisions of the Internal Revenue Code Section 382.

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

During the year ended September 30, 2002, the Company also received advances from Kykuit, a Florida corporation and/or its principals. These advances have been applied principally to pay expenses related to auditors off the Company’s financial statements and other services. Principals of Kykuit became directors of the Company during 2002 (See Note 8).

At September 30, 2002 and 2001, the Company had the following advances due to these related party entities:

	2002	2001
Advances due to H.F. Magnuson-related entities	$25,700	$9,600
Advances due to Kykuit and/or its principals	28,266	0
Advances due to related parties, net	$53,966	$9,600

In prior periods, interest was accrued on related party advances at 5% per annum. During the year ended September 30, 2002 and 2001, however, no interest was accrued pursuant to the mutual consent of the Company and the related parties. Accrued interest receivable (payable) on related party advances at September 30, 2002 and 2001 is as follows:

	2002	2001
Interest receivable on related party advances	$44,039	$44,039
Interest payable on related party advances	(1,048)	(1,048)
Interest receivable on related party advances, net	$42,991	$42,991

6. Stockholders’ Equity

At September 30, 2001, the Company has authorized for issue 3,600,000 shares of common stock with a par value of $0.05. The authorized common stock has been divided into two classes known as "Class A" and "Class B". On August 16, 2002, the Company’s shareholders agreed to amend the articles of incorporation to change the number of shares of common stock authorized for issue to 8,000,000 and to change the par value of the stock from $0.05 to $0.001 (see Note 8).

Class A Common Stock

Class A Common Stock consists of 4,000,000 shares is fully paid and non-assessable.

Class B Common Stock

Class B Common Stock consists of 4,000,000 shares and is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Class A or B shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

At September 30, 2002 and 2001, the Company had $35,045 of contributed capital from assessments on Class B shares. At September 30, 2001, the Company had 33,547 Class B shares in its treasury that had been forfeited due to unpaid capital assessments levied on the shares; that were subsequently issued in exchange for a subscription receivable during 2002.

Issue of Shares

Pursuant to resolutions passed by the Board of Directors on November 1, 2001, the Company issued 238,971 shares of its Class A Common Stock and 612,163 shares of its Class B Common Stock to a group of individuals and entities affiliated with Kykuit with whom the Company entered into an agreement with on November 1, 2001. The issue, which took place in December of 2001, was in exchange for stock subscriptions receivable collectively totaling $42,557, or $0.05 per share. In accordance with terms of the subscriptions, the receivable was reduced to $852, or $0.001 per share concurrent with the change in the stock par value from $0.05 to $0.001 (See Note 8).

7. Related Party Transactions

The Company occupies office space provided by H. F. Magnuson & Company, a company controlled by H. F. Magnuson (See Note 5). The Company pays no rent for the space it occupies and the value of the space is not considered material for financial reporting purposes. During the years ended September 30, 2002 and 2001, administrative and mineral property maintenance expenses totaling $14,420 and $13,914, respectively, were accrued or paid to H. F. Magnuson & Company. During 2002, the Company sold investments in certain marketable securities to H. F. Magnuson & Company in exchange for the extinguishment of an account payable due H. F. Magnuson & Company. The extinguishment totaled $20, which represented the market value of the investments at the time of the sale. At September 30, 2002 and 2001, the Company had accounts payable due H. F. Magnuson & Company of $8,215 and $5,910, respectively.

The Company has utilized the legal services of H. James Magnuson, the Company’s president, director, and legal counsel, and paid him $300 during the fiscal year ended September 30, 2001

8. Asset Purchase Agreement

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