Form 10QSB
period 2002-12-31
WESTERN SILVER LEAD CORP
filed 2003-02-14
CIK 106311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [ ]

At February 14, 2002, the Registrant had 1,200,000 Class A Non-Assessable and 2,400,000 Class B Assessable shares of common stock issued and outstanding.

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

Plan of Operation

Following the approval of an Asset Purchase Agreement by a vote of the Company’s shareholders at the Special Meeting of Shareholders held on August 16, 2002, the Company is seeking, investigating and, if such investigation warrants, shall acquire an interest in one or more business opportunities.  The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

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

Although the Company has no significant capital assets that could be used to provide the owners of business opportunities with significant cash or other assets, management believes the Company will be able to offer acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring all of the costs and time required to complete a public offering. The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company’s officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration, specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name and identification; and other relevant factors.

Results of Operations

The Company reported a net loss of $13,489 for the three months ended December 31, 2002, compared to a net loss of $59,988 for the same three-month period of 2001. The decrease in the loss was primarily the result of loss on the sale of investments in the amount of $45,045 during the first quarter of 2001.

Financial Condition and Liquidity

On November 1, 2001, the Board of Directors authorized an Asset Purchase Agreement (the "Agreement") with a corporation, controlled by Thomas J. Craft, Jr., Richard Rubin and Ivo Heiden, who were elected as directors of the Company at the Special Meeting, and WSL, LLC ("WSL"), an Idaho limited liability company controlled by H. F. Magnuson. Pursuant to the Agreement the Company agreed to divest itself of all its assets and liabilities. The Agreement calls for the transfer of the Company’s assets, including its patented and unpatented mining claims, to WSL, and WSL’s assumption of all liabilities known and unknown to the Company.

To date, an entity controlled by Messrs. Craft, Rubin and Heiden has paid for the benefit of the Company a total of approximately $34,942, which monies have been applied principally to pay expenses related to audits of the Company’s financial statements and other services required to become and remain current under the reporting requirements of the Exchange Act and the costs associated with the Special Meeting of Shareholders, including legal fees, printing, mailing and other related expenses. While the Company has no written finance agreement with Messrs. Craft, Rubin, Heiden or their affiliates, they have represented to the Company that they will continue to advance expenses related to the independent accounting fees in connection with the preparation and filing of the annual and quarterly reports for the Company and other reports in order for the Company to remain current in its Exchange Act reporting requirements.

The Company anticipates that advances from an entity related to the new directors will be its primary source of funding to finance its operating expenses in order to remain current under the Exchange Act.

We may determine to seek to raise funds from the sale of equity or debt securities or other borrowings, as part of our intent to pursue new business opportunities. We cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. We anticipate that in connection with our intent to pursue new business opportunities, we may issue additional shares. If such additional shares are issued, our shareholders will experience a dilution in their ownership interest. If additional shares are issued in connection with new business opportunities, a change in control may be expected to occur. At present, we have no understandings or other agreements to issue any additional shares. Our limited resources may make it difficult to raise capital. We do not have any arrangements with any parties to secure additional financing to fund new business opportunities. Our inability to secure additional financing may have a material adverse effect on our financial condition and future prospects.

As described in the Company’s financial statements in its annual report on Form 10-KSB for September 30, 2002, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company is dependent upon continued availability of equity financing and successfully implementing its plan of operation to pursue new business opportunities. There can be no assurance that we will be successful in our plan to seek new business opportunities.

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

(b) Form 8-K.

During period ended December 31, 2002, the Company filed a Form 8-K on November 1, 2002 with disclosure under Item 5., Other Events and Regulation FD disclosure, that on July 31, 2002, a Special Meeting of Shareholders was called by notice pursuant to a definitive proxy statement mailed to shareholders on June 27, 2002. As a result of a lack of quorum at the Special Meeting convened on July 31, 2002, and in accordance with the Idaho Statutes, motion was made to the District Court, First Judiciary District, Shoshone County, Idaho, which ordered a reconvened special meeting and directed that at the reconvened Special Meeting  held on August 16, 2002 (1) the shares represented in person and by proxy constitute a quorum for action on all matters to be voted upon at the meeting and (2) the affirmative vote of a majority of shares represented at the meeting in person or by proxy shall be required to approve each proposal to be voted upon at the meeting. On August 16, 2002, at the reconvened special meeting of shareholders, all proposals were approved by affirmative vote of a majority of shares represented at the meeting in person or by proxy.

Signatures

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SILVER-LEAD CORPORATION
(Registrant)

By:/s/ H. James Magnuson
H. James Magnuson, President and a Director

Date: February 14, 2003

By:/s/ R. M. MacPhee
R. M. MacPhee, Treasurer and a Director

Date: February 14, 2003

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

Date: February 14, 2003
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

Date: February 14, 2003
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

By:/s/ H. James Magnuson
H. James Magnuson President and a Director

By:/s/ R. M. MacPhee
R. M. MacPhee, Treasurer and a Director

WESTERN SILVER-LEAD CORPORATION

Western Silver-Lead Corporation
Balance Sheets
December 31, 2002 (Unaudited) and September 30, 2002

ASSETS
	Dec. 31, 2002	Sept. 30, 2002
	(Unaudited)
Current assets:
Cash	$39	$76
Interest receivable on related party advances, net	42,991	42,991
Total assets	$43,030	$43,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to related party	$11,036	$8,661
Advances payable to related party	65,041	53,966
Total current liabilities	76,077	62,627

Stockholders' equity:
Class A common stock, non-assessable,
$0.001 par value, 4,000,000 shares
authorized, 1,200,000 shares issued and outstanding	1,200	1,200
Class B common stock, assessable, $0.001 par value,
4,000,000 shares authorized, 2,400,000 shares issued and outstanding	2,400	2,400
Paid-in capital	167,740	169,740
Stock subscriptions receivable	(852)	(852)
Accumulated deficit	(205,535)	(192,048)
Total stockholders' equity	(33,047)	(19,560)
Total liabilities and stockholders' equity	$43,030	$43,067
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Operations
For the three months ended December 31, 2002 and 2001 (Unaudited)

		2002	2001
Operating expenses:
General and administrative		$13,487	$14,943

Other expense:
Loss on sale of investments		-	45,045

Net loss		$13,487	$59,988

Net loss per common share	$	Nil	$0.02

Weighted average common shares outstanding-basic		3,600,000	3,032,577
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Cash Flows
For the three month ended December 31, 2002 and 2001 (Unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$(13,487)	$(59,988)
Adjustments to reconcile net loss to
net cash used by operating activities:
Loss on sale of investments	-	45,045
Net change in:
Accounts payable	2,375	(1,264)
Net cash used by operating activities	(11,112)	(16,207)

Cash flows from financing activities:
Proceeds from advances payable to related parties	11,075	16,280
Net cash provided by financing activities	11,075	16,280

Net change in cash	(37)	73

Cash, beginning of the Period	76	55

Cash, end of the Period	$39	$128

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Issuance of common stock for stock subscriptions receivable		42,557
Extinguishment of related party accounts payable through sale of investments		20
The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Notes to Financial Statements
(Unaudited)

1. Basis of Presentation:

The financial statements of Western Silver-Lead Corporation included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2002 included in the registrant’s Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year ending September 30, 2003.

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

On November 1, 2001, the Board of Directors resolved to enter into an Asset Purchase Agreement ("the Agreement") with a Florida corporation controlled by the three new directors, WSL L.L.C. ("WSL"), an Idaho limited liability company controlled by H. F. Magnuson, and H. F. Magnuson, an individual, whereby the Company would divest itself of all its assets and liabilities except for $30,000 of cash. The Agreement calls for the transfer of the Company’s assets, including its mineral property holdings, to WSL, and WSL’s assumption of all liabilities known and unknown to the Company. As consideration for the transfer and for consulting services provided by H. F. Magnuson, the Agreement provides for payment of $115,000 to Mr. Magnuson.

The Agreement was conditioned upon the appointment of three individuals to the Company’s Board of Directors and changing the Company’s domicile from Idaho to Florida by merging the Company with Western SVL Corporation, a newly formed and wholly owned Florida subsidiary. The Agreement’s closing is contingent upon the ratification of the appointment of directors and merger with Western SLAV Corporation by a majority of the Company’s shareholders at a special meeting of shareholders.

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