Form 10QSB
period 2003-03-31
WESTERN SILVER LEAD CORP
filed 2003-05-15
CIK 106311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [ ]

At March 31, 2003, the Registrant had 1,200,000 Class A Non-Assessable and 2,400,000 Class B Assessable shares of common stock issued and outstanding.

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

Results of Operations

The Company reported a net loss of $18,725 for the six months ended March 31, 2003, compared to a net loss of $69,935 for the same six-month period of 2002. During the three months ended March 31, 2003, the Company had a net loss of $5,239, compared to a net loss of $9,947 for the three-month period in the prior year. The principal reason for the decrease in net loss during the six-month period in 2003 from 2002 is mainly attributable to the loss on the sale of investments in securities.

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

To date, an entity controlled by Messrs. Craft, Rubin and Heiden has paid for the benefit of the Company a total of approximately $37,000, which monies have been applied principally to pay expenses related to audits of the Company’s financial statements and other services required to become and remain current under the reporting requirements of the Exchange Act and the costs associated with the Special Meeting of Shareholders, including legal fees, printing, mailing and other related expenses. While the Company has no written finance agreement with Messrs. Craft, Rubin, Heiden or their affiliates, they have represented to the Company that they will continue to advance expenses related to the independent accounting fees in connection with the preparation and filing of the annual and quarterly reports for the Company and other reports in order for the Company to remain current in its Exchange Act reporting requirements.

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

(b) Form 8-K.

During the period ended March 31, 2003, the Company has not filed a Form 8-K.

Signatures

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SILVER-LEAD CORPORATION
(Registrant)

By:/s/ H. James Magnuson
H. James Magnuson, President and a Director

Date: May 15, 2003

By:/s/ R. M. MacPhee
R. M. MacPhee, Treasurer and a Director

Date: May 15, 2003

Certification

I, H. James Magnuson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Western Silver-Lead Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003
By:/s/ H. James Magnuson
H. James Magnuson President and a Director

Certification

I, R. M. MacPhee, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Western Silver-Lead Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: May 15, 2003
By:/s/ R. M. MacPhee
R. M. MacPhee, Treasurer and a Director

STATEMENT PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT OF 2002

The undersigned, H. James Magnuson, President of Western Silver-Lead Corporation, an Idaho corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following quarterly report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934:

Quarterly Report of Form 10-QSB for the period ended March 31, 2003

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

By:/s/ H. James Magnuson
H. James Magnuson President and a Director

STATEMENT PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT OF 2002

The undersigned, R. M. MacPhee, Treasurer of Western Silver-Lead Corporation, an Idaho corporation, hereby makes the following certification as required by Section 906(a) of the Sarbanes-Oxley Act of 2002, with respect to the following quarterly report filed pursuant to Section 15(d) of the Securities Exchange Act of 1934:

Quarterly Report of Form 10-QSB for the period ended March 31, 2003

The undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of Western Silver-Lead Corporation and results of its operations.

By:/s/ R. M. MacPhee
R. M. MacPhee, Treasurer and a Director

WESTERN SILVER-LEAD CORPORATION

Western Silver-Lead Corporation
Balance Sheets
March 31, 2003 (Unaudited) and September 30, 2002

ASSETS
	March 31, 2003	Sept. 30, 2002
	(Unaudited)
Current assets:
Cash	$150	$76
Interest receivable on related party advances, net	42,991	42,991
Total assets	$43,141	$43,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to related party	$8,585	$8,661
Advances payable to related parties	72,841	53,966
Total current liabilities	81,426	62,627

Stockholders' equity:
Class A common stock, non-assessable,
$0.001 par value, 4,000,000 shares
authorized, 1,200,000 shares issued and outstanding	1,200	1,200
Class B common stock, assessable, $0.001 par value,
4,000,000 shares authorized, 2,400,000 shares issued and outstanding	2,400	2,400
Paid-in capital	169,740	169,740
Stock subscriptions receivable	(852)	(852)
Accumulated deficit	(210,773)	(192,048)
Total stockholders' equity	(38,285)	(19,560)
Total liabilities and stockholders' equity	$43,031	$43,067

The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Operations
For the three and six months ended March 31, 2003 and 2002 (Unaudited)

		March 31, 2003				March 31, 2002
		Three Months		Six Months		Three Months	Six Months
Operating expenses:
General and administrative		$5,239		$18,725		$9,947	$24,890
Other expenses
Loss on sale of investments		-		-		-	45,045
Total expenses		5,239		18,725		9,947	69,935

Net loss		$(5,239)		$(18,725)		$(9,947)	$(69,935)

Net loss per common share	$	Nil	$	Nil	$	Nil	$0.02

Weighted average common shares outstanding-basic		3,600,000		3,600,000		3,600,000	3,316,289

The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Cash Flows
For the six months ended March 31, 2003 and 2002 (Unaudited)

	2003	2002
Cash flows from operating activities:
Net loss	$(18,725)	$(69,935)
Adjustments to reconcile net loss to
net cash used by operating activities:
Loss on sale of investments	-	45,045
Net change in:
Accounts payable to related party	(76)	(689)
Net cash used by operating activities	(18,801)	(25,579)

Cash flows from financing activities:
Proceeds from advances payable to related parties	18,875	25,547
Net cash provided by financing activities	18,875	25,547

Net change in cash	74	(32)

Cash, beginning of the Period	76	55

Cash, end of the Period	$150	$23

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Issuance of common stock for stock subscriptions receivable	$-	42,557
Extinguishment of related party accounts payable through sale of investments	$-	20

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