Form 10QSB
period 2003-06-30
WESTERN SILVER LEAD CORP
filed 2003-08-13
CIK 106311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [ ]

At August 12, 2003, the Registrant had 1,200,000 Class A Non-Assessable and 2,400,000 Class B Assessable shares of common stock issued and outstanding.

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

Results of Operations

The Company reported a net loss of $22,472 for the nine months ended June 30, 2003, compared to a net loss of $79,414 for the same nine-month period of 2002. During the three months ended June 30, 2003, the Company had a net loss of $3,747, compared to a net loss of $9,947 for the three-month period in the prior year. The principal reason for the decrease in net loss during the nine-month period in 2003 from 2002 is mainly attributable to the loss on the sale of investments in securities.

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

(b) Form 8-K.

During the quarter ended June 30, 2003, the Company has not filed a Form 8-K.

Signatures

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN SILVER-LEAD CORPORATION
(Registrant)

By:/s/ H. James Magnuson
H. James Magnuson, President and a Director

Date: August 13, 2003

By:/s/ R. M. MacPhee
R. M. MacPhee, Treasurer and a Director

Date: August 13, 2003

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

Date: August 13, 2003
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

Date: August 13, 2003
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

Quarterly Report of Form 10-QSB for the period ended June 30, 2003

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

Quarterly Report of Form 10-QSB for the period ended June 30, 2003

The undersigned certifies that the above periodic report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934, and information contained in the above quarterly report fairly presents, in all respects, the financial condition of Western Silver-Lead Corporation and results of its operations.

By:/s/ R. M. MacPhee
R. M. MacPhee, Treasurer and a Director

WESTERN SILVER-LEAD CORPORATION

Western Silver-Lead Corporation
Balance Sheets
June 30, 2003 (Unaudited) and September 30, 2002

ASSETS
	June 30, 2003	Sept. 30, 2002
	(Unaudited)
Current assets:
Cash	$39	$76
Interest receivable on related party advances, net	42,991	42,991
Total assets	$43,030	$43,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable to related party	$6,921	$8,661
Advances payable to related parties	78,141	53,966
Total current liabilities	85,062	62,627

Stockholders' equity:
Class A common stock, non-assessable,
$0.001 par value, 4,000,000 shares
authorized, 1,200,000 shares issued and outstanding	1,200	1,200
Class B common stock, assessable, $0.001 par value,
4,000,000 shares authorized, 2,400,000 shares issued and outstanding	2,400	2,400
Paid-in capital	169,740	169,740
Stock subscriptions receivable	(852)	(852)
Accumulated deficit	(214,520)	(192,048)
Total stockholders' equity	(42,032)	(19,560)
Total liabilities and stockholders' equity	$43,030	$43,067

The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Operations
For the three and nine months ended June 30, 2003 and 2002 (Unaudited)

		June 30, 2003			June 30, 2002
		Three Months	Nine Months		Three Months	Nine Months
Operating expenses:
General and administrative		$3,747	$22,472		$9,947	$34,369
Other expenses
Loss on sale of investments		-	-		-	45,045
Total expenses		3,747	22,472		9,947	79,414

Net loss		$(3,747)	$(22,472)		$(9,947)	$(79,414)

Net loss per common share	$	Nil	$(0.01)	$	Nil	$(0.02)

Weighted average common shares outstanding-basic		3,600,000	3,600,000		3,600,000	3,316,289

The accompanying notes are an integral part of these financial statements.

Western Silver-Lead Corporation
Statements of Cash Flows
For the nine months ended June 30, 2003 and 2002 (Unaudited)

	2003	2002
Cash flows from operating activities:
Net loss	$(22,472)	$(79,414)
Adjustments to reconcile net loss to
net cash used by operating activities:
Loss on sale of investments	-	45,045
Net change in:
Accounts payable to related party	(1,740)	(1,035)
Net cash used by operating activities	(24,212)	(35,404)

Cash flows from financing activities:
Proceeds from advances payable to related parties	24,175	35,615
Net cash provided by financing activities	24,175	35,615

Net change in cash	(37)	211

Cash, beginning of the Period	76	55

Cash, end of the Period	$39	$266

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Issuance of common stock for stock subscriptions receivable	$-	42,557
Extinguishment of related party accounts payable through sale of investments	$-	20

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