Form 10KSB
period 2003-12-31
LEXOR HOLDINGS INC
filed 2004-04-14
CIK 106311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

         (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                        EXCHANGE ACT OF 1934 (no fee required)

             For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period ____ to ____

Commission file number 1-3477

LEXOR HOLDINGS, INC

(Name of small business issuer in its charter)

                               Florida                                                                                                                            82-0190257

        (State or other jurisdiction of incorporation )                                                                           (I.R.S.Employer identification No.)

        1621 Cole Street, Baltimore, Maryland                                                                                                          21223

        (Address of principal executive offices)                                                                                                        (Zip code)

410-233-0376

Registrant's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Class A Non-Assessable and Class B Assessable, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [  ]

As of March 31, 2004, there were 15,050,000 shares of the issuer's Class A Common Stock and 9,958 shares of the issuer's Class B Common Stock issued and outstanding.

There is only a limited trading market in the shares of the issuer's common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own 12,367,000 shares of the Issuer's issued and outstanding common stock. 2,642,912 shares are held by non-affiliates. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer's common stock, both of record and beneficially and affiliates thereof.

The Company qualifies under Regulation SB as a "small business issuer", (i.e. less than $25,000,000 in revenues; a U.S. company other than an investment company) and has met the small business issuer requirements at the end of the past two consecutive fiscal years.

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14. CONTROLS AND PROCEDURES

SIGNATURES

PART I

Item 1. Description of Business

Safe Harbor Statement

This Form 10-KSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimates," "forecast," "project" and similar expressions identify forward-looking statements.  The forward-looking statements in this document are based upon various assumptions, many of which are based on management's discussion and analysis or plan of operation and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's view only as of the date of this report.

General

Lexor Holdings, Inc. (formerly Western Silver-Lead Corporation) (the "Company") is a Florida corporation originally incorporated as an Idaho corporation on August 23, 1947. The Company was organized to explore for, acquire and develop mineral properties in the State of Idaho and the Western United States. During the past several years the Company's activities have been confined to annual assessment and maintenance work on its Idaho mineral properties and other general and administrative functions. As of September 30, 2000, no proven or probably reserves had been established at any of the company's mineral properties. On November 1, 2001, the Company entered into an Asset Purchase Agreement to transfer all of its interest in its properties to WSL, LLC, an entity controlled by its former president and director, Harry F. Magnuson, who is the father of H. James Magnuson, president and director of the Company at that time. This agreement was ratified by the Company's shareholders at a special meeting on August 16, 2002.

On September 29, 2003 the Company entered into an Agreement of Merger with Lexor, Inc, ("Lexor") a Maryland corporation. Pursuant to the Merger Agreement, the Company issued 10,867,000 shares of its Class A common stock to Lexor's shareholders in exchange for all the issued and outstanding shares of the Lexor's common stock and issued 2,250,000 shares of its common stock to consultants facilitating the merger transaction.

The merger of the Company with Lexor will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Lexor obtained control of the consolidated entity. Accordingly, the merger of the two companies will be recorded as a recapitalization of Lexor, with the Lexor being treated as the continuing entity. The historical financial statements to be presented will be those of Lexor. The continuing company has changed its fiscal year end to December 31. The historical results for the year ended December 31, 2003 include Lexor and the Company (from the acquisition date), while the historical results for the year ended December 31, 2002 include only Lexor.

The Company, is now a leading manufacturer and supplier of premium quality pedicure spas. Product sales are through distributors as well as direct to end users. The Company offers two models, a standard and a luxury model, which includes spa jets, back massage with a heat function, leather seats and dual remote controls.

PRODUCT

The Company was the first manufacturer in the industry to produce spa shells constructed from acetone-proof "liquefied" marble, which were backed by a 3-year warranty as compared to an industry standard of a one-year warranty.

In 2003, the Company introduced seats upholstered in premium Ultra Leather TM on the Elite Ultra luxury model. The Ultra Leather TM uses a fabric that is impervious to harsh chemicals commonly found in today's nail salons, including acetone. In 2003, the Company also introduced an adjustable swivel stool in matching Ultra Leather TM and an accessories cart to complement the product line. The Company's products are CSA-US safety approved.

In 2004, the Company introduced a line of PLT products (PipeLess Technology) powered by Sanijet.  This PipeLess system has many advantages over the ordinary pipe system on the market today.  It does not harbor dangerous bacteria, it is easy to clean and maintain, and it is NSF (National Sanitation Foundation) recognized.

The Company currently offers two models of pedicure spas:

    * Elite                                 the luxury model with a retail price of $3,200

    * Versas                             the economy model with a retail price of $2,195

    * Elite Ultra PLT                 the luxury PLT model with a retail price of $3,795

    * Versas Ultra PLT             the economy PLT model with a retail price of $2,795

MARKET

According to the 2001-2002 Fact Book by Nails Magazine, a leading industry publication, the nail services industry has experienced rapid growth in the past decade with sales of $3.5 billion in 1991 to $6.4 billion in 2001. This growth is expected to continue at its current rate of 4.5% per year. At $800 million, the pedicure spa supply market makes up 12% of the nail services industry.

The pedicure spa is a relatively new product in the nail services industry. Standard features on entry-level models include spa jets, adjustable backrest, back massage system and remote control. High-end models offer ergonomic designs, power drain pumps, back-massage system with heat function, leather seats and dual remote controls. Prices for pedicure spas vary from $2,000 for entry-level models to $4,000 for premium models.

The primary market for pedicure spas consists mostly of nail/hair salon owners. Nail/hair salon operators are small business owners with middle to upper-middle level incomes. The typical age for nail/hair salon owners ranges from 30 to 60 and the average age of a nail technician in 2001 are 38.4 years. Since its introduction to the nail services industry, the pedicure spa has become an extremely popular product with nail/hair salon owners because of the additional revenue they generate. These owners purchase an average of two to four pedicure spas per salon, with each pedicure spa producing an average of $4,500 in revenues per month, based on average price of $30 per pedicure session, according to Nails Magazine's 2001-2002 Fact Book.

In an attempt to keep up with an increasingly sophisticated consumer who demands a "complete" nail experience, salon owners are strongly committed to investing in products that increase the revenue streams of their salon business. This bodes well for pedicure spa manufacturers, as they continue to introduce more innovative products. New innovations are in turn fuelling a demand among salon owners for the latest and most feature-packed pedicure spas. The average salon owner not only wants the latest pedicure spa but also feels that he/she "needs" it in order to meet the demands of clients.

There are currently less than ten mainline manufacturers of the pedicure spa product; each offering several models to compete in each market segment.

MARKETING PLAN

Establish regional distributors throughout the U.S. market: The Company currently has more than 40 distributors, located in 15 states. The Company is currently offering a promotional program with exceptional dealer incentives and competitive price levels to attract new distributors in additional regions of the US.

Call center to handle customer service and direct sales more efficiently: The call center, which opened in November 2001, includes a sales department to process direct orders from customers who do not have access to distributors in their respective areas.

Expanding the website to promote The Company's products: The Company's website serve two purposes: (i) to provide information about the Company and its products to our customers and other interested parties, including technical information, new product offerings and distributors locations. (ii) to broaden our product's exposure beyond the US market. The website is currently being redesigned to offer more information about the company as well as the products.

Future Direction of the Company

Building upon the successful manufacturing of pedicure spa equipment, the Company is moving aggressively to internally develop and/or acquire new technology and products to compliment its present lines such as other equipment and products used in beauty salons, nail salons and spa salons.

Employees

As of December 31, 2003, the Company had 8 employees in its Baltimore, Maryland manufacturing facility and 11 employees in its Orange County, California manufacturing and service facility.

RISK FACTORS

You should carefully consider the following risks relating to our business and our common stock, together with the other information described elsewhere in this Form 10-KSB. If any of the following risks actually occur, our business, results of operations and financial condition could be materially affected, the trading price of our common stock could decline, and you might lose all or part of your investment.

    * The Company has experienced losses and may not become profitable.

    * Competitor product introductions could reduce the Company's current market share.

    * The Company may not be able to manage expansion and anticipated growth effectively.

Item 2. Description of Properties

The Company has a manufacturing facility at 1621 Cole Street, Baltimore Maryland. The lease on this facility expires in May 2004. The Company has a manufacturing and service facility at 1939 South Susan Street, Santa Anna, California. The Company renting this property on a month-to-month basis beginning in 2003 and signed a four-year lease beginning in May 2004. We believe that the manufacturing and service space is adequate for our current needs.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

During fiscal 2003, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Registrant's Class A Non-Assessable is quoted by Over the Counter Pink Sheets Quotation System under the symbol LXRH while Class B
Assessable Common stock is currently not traded. The following table sets forth the range of high and low bid prices as reported by the Over the Counter Pink Sheet Quotation System for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  In May 2002, our shares were subject to a one for 10 recapitalization. In September 2003, our Class A shares were subject to a one for 10 recapitalization and our Class B shares were subject to a one for 500 recapitalization. The table below reflects such information.

	High	Low
Fiscal Year 2002
First Quarter Ending March 31,	$0.80	$0.30
Second Quarter Ending June 30,	$0.80	$0.30
Third Quarter Ending September 30	$0.80	$0.30
Period Ending December 31	$0.80	$0.50

Fiscal Year 2003
First Quarter Ending March 31,	$0.50	$0.10
Second Quarter Ending June 30,	$0.60	$0.50
Third Quarter Ending September 30,	$5.10	$0.60
Period Ending December 31,	$3.91	$0.25

Fiscal Year 2004
First Quarter Ending March 31,	$4.00	$1.10

(B) Holders

As of March 30, 2004, there were 566 Class A common stock shareholders and 523 Class B common stock shareholders.

No dividends have been paid or declared during the last five years; and the Registrant does not anticipate paying dividends on its common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002:

The Company's net revenues for the year ended December 31, 2003 were $4,627,390 compared to $2,443,404 for the same period ended December 31, 2002. The $2,183,986 increase of 89 percent in 2003 over the same period in 2003 resulted from a combination of new product offerings, an expanded distributor network, and increased sales directly to end users.

Gross margin was 6.1 percent of revenue for the year ended December 31, 2003 compared to 8.9 percent for the same period ended December 31, 2002. The gross margins decrease in 2003 is the result of product improvements such as a chemical-resistant upholstery as well as overall quality considerations. The Company sourced certain products from new vendors, which contributed to less efficient initial production runs.

Operating expenses consisting primarily of sales and marketing expense and general and administrative expense. Sales and marketing increased $14,740, to $204,028 for the year ended December 31, 2003 compared to $189,288 for the same period ended December 31, 2002. The Company increased overall sales and marketing expense by 8% in 2003, while attempting to direct the advertising dollars to the end user of the product.

General and administrative expense increased $223,664 to $342,660 in the year ended December 31, 2003 compared to the same period ended December 31, 2002. This was primarily related to an increase in the provision for doubtful accounts of $90,000 and increases in legal fees of $75,000 and accounting fees of $25,000 which were incurred in the process of the transition to a public company.

Interest expense increased $7,000 to $17,206 for the year ended December 31, 2003. A shareholder loaned the Company an additional $325,000 for working capital needs and the Company financed an additional vehicle during the year ended December 31, 2003.

Liquidity and Capital Resources

For the year ended December 31, 2003, the Company used cash in operating activities of $233,759, compared to cash provided by operating activities of $22,519 during the same period ended December 31, 2002. The negative cash flow from operations for the year ended December 31, 2003 is primarily attributable to the net loss offset by $16,886 depreciation expense and a net increase of accounts payable over the increase in accounts receivable. The positive cash flow from operations during the year ended December 31, 2002 was mainly attributable to the net loss for the period offset by an increase in accounts payable and accrued liabilities.

The Company used cash in the amount of $37,545 for investing activities during the year ended December 31, 2003 compared to $7,506 for the same period ended December 31, 2002.

Cash flow provided by financing activities was $357,545 during the year ended December 31, 2003 compared to $5,206 during the same period in the prior year. The Company secured an additional $325,000 note payable from a shareholder to finance working capital, as well as vehicle financing of $32,545 in period ended December 31, 2003.

The Company has incurred an accumulated deficit as of December 31, 2003 of $847,331. As shown in the accompanying consolidated financial statements, the Company has incurred losses in years ended December 31, 2003 and 2002. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

Item 7. Financial Statements

Index to Consolidated Financial Statements

Independent Auditors' Report

    Consolidated Balance Sheet, December 31, 2003

    Consolidated Statements of Operations for the years ended December 31, 2003 and 2002

    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003 and 2002

    Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002

    Notes to Consolidated Financial Statements

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$ 43,313
Accounts receivable, net	54,174
Inventory	243,541
Prepaid expenses	4,026
Total current assets	345,054

PROPERTY AND EQUIPMENT, net	59,733

DEPOSITS	2,890
$ 407,677

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 41,755
Payroll liabilities	269,891
Accrued expense	356,137
Notes payable, current portion	19,952
Total current liabilities	687,735

NOTES PAYABLE
Note payable-related party	425,000
Notes payable, non-current portion	27,328
Total liabilities	1,140,063

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Class A Common stock, non-assessable, $0.001 par value, 4,999,500,000 shares authorized, 15,000,000 issued and outstanding	15,000
Class B Common stock, assessable, $0.001 par value, 100,000 shares authorized, 9,912 shares issued and outstanding	10
Paid in capital	99,945
Accumulated deficit	(847,341)
Total stockholders' deficit	(732,386)

$ (407,677)

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Net Sales	$ 4,627,390	$ 2,443,404

Cost of good sold	4,345,019	2,232,666

Gross profit (loss)	282,371	210,738

Operating expenses
Sales and marketing	204,028	189,288
General and administrative	342,660	118,996
Total operating expenses	546,688	308,284

Loss from operations	(264,317)	(97,546)

Other income (expense):
Interest expense	(17,206)	(9,677)

Net loss	$ (281,523)	$ (107,223)

Basic & diluted weighted average number of common stock outstanding	13,706,838	13,117,000

Basic & diluted net loss per share	$ (0.02)	$ (0.01)

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	Class A Common Stock		Class B Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated deficit	Total Stockholders' deficit
Balance at January 1, 2002	10,867,000	$ 10,867	-	$ -	$ 141,133	$ (458,595)	$ (306,595)

Recapitalization of the Company	4,133,000	4,133	9,912	10	(6,143)	-	(2,000)

Net loss for the year	-	-	-	-	-	(107,223)	(107,223

Balance at December 31, 2002	15,000,000	15,000	9,912	10	134,990	(565,818)	(415,818)

Net loss for the year	-	-	-	-	-	(281,523)	(281,523)

Balance at December 31, 2003	15,000,000	$ 15,000	9,912	$ 10	$ 134,990	$ (847,341)	$ (697,341)

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (281,523)	$ (107,223)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,886	11,464
(Increase) decrease in current assets:
Accounts receivables	(24,981)	3,718
Inventory	(243,541)	-
Prepaid expenses	-	(4,026)
Deposits	-	(2,890)
Increase (decrease) in current liabilities:
Accounts payable and accrued expense	299,400	161,276
Customer deposits	-	(41,800)
Total Adjustments	47,764	127,742
Net cash provided by (used in) operating activities	(233,759)	20,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(37,545)	(7,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	357,545	5,206
Refund Class B assessments	(35,045)
Payment on notes payable	(13,583)	(12,519)
Net cash provided by (used in) investing activities	308,917	(7,313)

NET INCREASE IN CASH & CASH EQUIVALENTS	37,613	5,700

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	5,700	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 43,313	$ 5,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$ 2,723	$ 3,677
Income taxes	$ -	$ 4,026

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Lexor, Inc, ("Lexor") a Maryland corporation, was established in 1993. Lexor specializes in the manufacturing and distribution of luxury pedicure spas. Products are sold through distributors as well as directly to end users.

On September 29, 2003 the Lexor entered into an Agreement of Merger with Lexor Holdings, Inc. (formerly, Western Silver-Lead Corporation) ("WSL") a Florida corporation. Pursuant to the Merger Agreement, WSL issued 10,867,000 shares of its Class A common stock to Lexor's shareholders in exchange for all the issued and outstanding shares of the Lexor's common stock and issued 2,250,000 shares of its common stock to consultants facilitating the merger transaction. On October 3, 2003 the board of directors of WSL resigned and the former shareholder of Lexor was appointed was as the president of the combined company.

WSL was originally incorporated as an Idaho corporation on August 23, 1947. WSL was organized to explore for, acquire and develop mineral properties in the State of Idaho and the Western United States. During the past several years WSL's activities have been confined to annual assessment and maintenance work on its Idaho mineral properties and other general and administrative functions. As of September 30, 2000, no proven or probable reserves had been established at any of WSL's mineral properties. On November 1, 2001, WSL entered into an Asset Purchase Agreement to transfer all of its interest in its properties to WSL, LLC, an entity controlled by its former president and director, who is the father of president and director of WSL at that time. This agreement was ratified by WSL's shareholders at a special meeting on August 16, 2002.

The merger of WSL with Lexor will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Lexor obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies will be recorded as a recapitalization of Lexor, with the Lexor being treated as the continuing entity. The historical financial statements to be presented will be those of Lexor. The continuing company has changed its fiscal year end to December 31. The historical results for the year ended December 31, 2003 include Lexor and WSL (from the acquisition date), while the historical results for the year ended December 31, 2002 include only Lexor.

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowance for doubtful accounts was $87,000 and $50,000 for the years ended December 31, 2003 and 2002, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to there market value, if lower.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (3-5 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2003, there were no significant impairments of its long-lived assets.

Revenue Recognition

Revenue Recognition Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the year ended December 31, 2003 and 2002 were $93,172 and $73,976 respectively.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant.

Warranty Reserve

The Company's products carry a three-year limited warranty on the spa shell and one-year limited warranty on all components from time of delivery. Estimated future warranty obligations related to the product are provided by charges to operations in the period in which the related revenue is recognized. Cost of goods sold includes a charge for warranty of $277,643 and $145,308, for the years ended December 31, 2003 and 2002, respectively.

Major suppliers

Two suppliers provided 55% of the materials purchased during the year ended December 31, 2003 and one customer provided 38% of the materials purchased during the year ended December 31, 2002. The accounts payable balance due these vendors was $0 at December 31, 2003 and 2002.

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during 2003 and 2002, accordingly, a Statement of Comprehensive Loss is not presented.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recent Pronouncements

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    INVENTORIES

Inventories at December 31, 2003 totaling $243,541 comprised of purchased materials and component parts.

4.    PROPERTIES AND EQUIPMENT

Property and equipment at December 31, 2003 consisted of the following:

2003
Office equipment	$ 886
Vehicles	96,718
97,604
Less: accumulated depreciation & amortization	(37,871)
$ 59,733

Depreciation expense for the years ended December 31, 2003 and 2002 was $16,886 and $11,464 respectively.

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    NOTES PAYABLE - RELATED PARTY

The Notes Payable to an officer consist of the following:

Note 1	Due March 1, 2006	$100,000
Note 2	Due June 30, 2007	200,000
Note 3	Due September 3, 2007	125,000
		$425,000

The notes are unsecured and bear an annual interest rate of 6% on the unpaid principal balance. Interest expense for these notes for the years ended December 31, 2003 and 2002 is $14,494 and $6,000, respectively. Total accrued interest is $20,494. No interest has been paid on these notes.

6.    LONG-TERM LOANS

Long-term loans consist of:

Loan to purchase a 2001 truck, secured by the vehicle, monthly payment of $905.94 through January 2006, interest rate of 11%		$ 20,159

Loan to purchase a 2003 truck, secured by the vehicle, monthly payments of $904.03 through June 2006, interest rate of 0%		27,121
		47,280
Less current portion		(19,952)
		$ 27,328

Maturities for the years ended December 31:
	2004	$ 19,952
	2005	21,005
	2006	6,323
		$ 27,328

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes," under which the liability method is used to calculate deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For federal and state income tax purposes, the Company has available net operating loss carryforwards of approximately $137,000 as December 31, 2003. The federal and state net operating loss carryforwards expire through 2018 and are available to offset future income tax liabilities. Temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31, 2003	December 31, 2002

Net operating loss carryforwards	$ 55,400	$ 59,400
Warranty reserve	94,700	50,200
Unpaid liabilities	112,400	68,300
Allowance for doubtful accounts	30,400	18,000
	292,900	195,900
Valuation Allowance	(292,900)	(195,900)
Net deferred taxes	$ -	$ -

Income tax expense (benefit) for the years ended December 31, 2003 and 2002 is summarized as follows:

	2003	2002
Current:
Federal	$ 2,700	$ 12,000
State	1,300	5,100
Deferred taxes	(101,000)	(46,800)
Valuation Allowance	97,000	29,700
Income tax expense (benefit)	$ -	$ -

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	December 31, 2003	December 31, 2002

Tax expense (credit) at statutory rate - federal	(34.0%)	(34.0%)
State tax expense (credit) net of federal tax	(4.6)	(4.6)
Graduated federal rate	4.2	11.0
Valuation allowance	34.4	27.6
Tax expense at actual rate	-	-

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    STOCKHOLDERS' EQUITY

The authorized common stock has been divided into two classes known as "Class A" and "Class B".

Class A Common Stock

At December 31, 2003, the Company has authorized for issue, 4,999,500,000 shares of Class A Common Stock with a par value of $0.001. Class A Common Stock issued and outstanding of 15,000,000 shares is fully paid and non-assessable.

Class B Common Stock

At December 31, 2003, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,911 shares is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Class A or B shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury. At December 31, 2003, the Company had $35,045 of contributed capital from assessments on Class B shares which have been classified as accrued expenses in the accompanying financial statements.

Stock issuance

Pursuant to the merger agreement (note 1), WSL issued 10,867,000 shares of its common stock, par value $.001 per share, to the shareholder of Lexor in exchange for all of Lexor's issued and outstanding shares. The Company also issued 2,250,000 shares of its common stock to consultants facilitating the merger transaction.

9.    EMPLOYEE BENEFIT PLAN

The 2003 Employee Benefit Plan ("the Plan") adopted by the Board of Directors on September 26, 2003, provides for the granting of either a stock award or non-qualified stock options to purchase shares of the Company's Class A Common Stock to employees, officers, directors and consultants of the Company. At December 31, 2003, the 650,000 shares of Class A Common Stock reserved for issuance under the Plan had been issued.

10.    COMMITMENTS AND CONTINGENCIES

Lease

May 1, 2002, the Company entered into a two-year lease for warehouse/manufacturing space in Baltimore, Maryland. Total rental expense under this lease was $34,680 and $28,190 for the years 2003 and 2002, respectively. In March 2004 the Company entered into a four-year lease for a manufacturing facility in Santa Ana California beginning May 1, 2004. Lease commitments on these leases are as follows:

2004	$ 62,696
2005	76,704
2006	76,704
2007	76,704
2008	25,568

Payroll Tax Contingency

The Company has not paid federal or state payroll taxes or withheld and paid taxes for its employees for the past three years.  The Company has accrued $269,891 as a payroll tax liability as of December 31, 2003.  The Company understands there could be additional penalties incurred from the federal and state tax authorities and any other governmental agency.  These contingent liabilities are unable to be estimated as of December 31, 2003.

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.    BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the twelve-month period ended December 31, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

12.    GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $847,341 at December 31, 2003. The Company's total liabilities exceeded the total assets by $732,386 as of December 31, 2003. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2003, towards management of liabilities and improving the operations. In 2003, management loaned the company $325,000 for working capital requirements. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a)(1) Previous Independent Accountant

(i) On October 3, 2003 the board of directors of the Registrant received and accepted the resignation of DeCoria, Maichel & Teague, P.S. as its independent accountants. DeCoria, Maichel & Teague, P.S. audited the Registrant's financial statements for its fiscal years ended September 30, 2000, 2001 and 2002.

(ii) The audit report of DeCoria, Maichel & Teague, P.S. dated December 4, 2001 (except for notes 6 and 8 which were dated January 4, 2002) on the financial statements of the Registrant included in the Registrant's Forms-10-KSB for the years ended September 30, 2000 and 2001, filed on November 1, 2002 and December 20, 2002, respectively, and the audit report dated December 5, 2002 included in the Registrant's Form-10-KSB filed on December 20, 2002 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for the Company's ability to continue as a going concern.

(iii) The decision to change accountants from DeCoria, Maichel & Teague, P.S. was based upon their resignation. New management has determined to engage the accounting firm of Kabani & Company, Inc., Fountain Valley, CA as the Registrant's new independent accountants to conduct the audit for its fiscal year ended September 30, 2003.

(iv) During the audit of the Company's financial statements for the fiscal years ended September 30, 2002 and 2001 and any subsequent interim period through the date of the resignation of DeCoria, Maichel & Teague, P.S., the Registrant's accountants did not have any disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there were no "reportable events" with DeCoria, Maichel & Teague, P.S., as described in Items 304 (a) (1) (iv) and (v) of Regulation S-K, respectively. (v) The Registrant has requested that DeCoria, Maichel & Teague, P.S. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if not, the respect in which it does not agree. A copy of such letter, dated October 6, 2003 is filed as Exhibit 16.1 to this Form 8-K.

(v) The Registrant has requested that DeCoria, Maichel & Teague, P.S. furnish it with a letter addressed to the Securities and Exchange Commission stating whetherit agrees with the above statements and, if not, the respect in which it does not agree. A copy of such letter, dated October 6, 2003 is filed as Exhibit 16.1 to this Form 8-K.

(a)(2) Engagement of New Independent Accountant.

The Registrant's board of directors has approved the engagement of Kabani & Company, Inc. as its independent accountant to audit the Registrant's financial statements for its fiscal year ended September 30, 2003.

(a)(3) The Company has provided the former accountant with a copy of the disclosures it is making in response to this Item 4 prior to the filing of this Form 8-K and requested that the former accountant furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company and, if not, the respect in which it does not agree.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers are as follows:

Name	Age	Positions and Offices Held
Christopher Long	37	President, Chairman since September 2003
Henry D. Fahman	50	Director since September 2003
Nicholas La	27	Secretary since October 2003
Ha T. Nguyen	33	Treasurer since October 2003

At a board meeting on September 29, 2003 duly held and called, Jonathan Nguyen and Tina Phan were elected to the board of directors by majority vote of the board of directors. At a board meeting on October 1, 2003 duly held and called, Christopher Long and Henry Fahman were elected to the board of directors by majority vote of the board of directors. At the board meeting on October 1, 2003, Thomas J. Craft, Jr., Richard Rubin and Ivo Heiden submitted their resignation as officers and directors of the Company and Mr. Nguyen and Ms. Phan also submitted their resignation as directors of the Company. The current board of directors of the Company consists of Christopher Long, Chairman and Henry Fahman.

Business Experience of Directors and Executive Officers:

Christopher Long, Chairman & CEO

Mr. Long received a Bachelors Degree from California State University Fullerton, California in Computer Science. He also attended National University working on his MBA. From 1990 through 1993, he was operations manager for Nail Studio, Inc. located in Westminster, California. From 1993 to 1997, he was the President and Chief Executive Officer of Rose City Supply located in Portland, Oregon. From 1998 to the present, he has served as President and Chief Executive Officer of Lexor, Inc. headquartered in Baltimore, Maryland.

Henry Fahman, Director

Mr. Fahman has been President and Chairman of the Board of Providential Holdings, Inc. since January 14, 2000. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and has also attended Executive Education at Harvard Business School and Stanford University. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman is currently a member of the Board of Trustees of Union College of California and President of Providential Foundation, Inc., both of which are non-profit organizations

Nicholas La, Corporate Secretary

Mr. La has 10 years experience collectively in Service-Support, Retail and the Nail & Beauty Industry. He started out working in the Information Technology sector for several large corporations, including Parker Hannifin Aerospace, Irvine CA. and New Century Mortgage, Irvine CA, where he was responsible for supporting and maintaining the network for over 1500 employees. In 1999 he played a major role in building The Nail Depot, Inc. nail supply chain and was appointed as General Manager, in which position he helped triple total sale revenues in just 18 months. Mr. La joined Lexor, Inc. in 2003.

Ha T Nguyen, Corporate Treasurer

Ms. Nguyen is the corporate treasurer.  She is the wife of Christopher Long, the Company's President.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and holders of 5% or more of the Company's common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 5% of the Company's common stock are required by the regulation to provide the Company with copies of all Section 16(a) forms they have filed.

Name	Beneficial Owner of class of Securities (%) (1)
Christopher Long, Chief Executive Officer, President and Chairman	59.11% of Class A
Ha T. Nguyen, Treasurer	13.33% of Class A
Providential Capital	10.00% of Class A

Item 10. Executive Compensation

The following table sets forth compensation paid by the Company to the executive officers.

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts

Christopher Long, President
	2003	0	0	0	0	0	0	0
Nicholas La, Secretary	2003	$48,000	0	0	0	0	0	0
Ha T. Nguyen, Treasurer	2003	0	0	0	0	0	0	0

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

The following table sets forth information, as of December 31, 2003, with respect to the number of shares beneficially owned by individual and directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Christopher Long, CEO/President/Chairman 1621 Cole Street, Baltimore, MD 21223	8,867,000 Class A, Non-Assessable Shares	59.11% of Class A
Ha T. Nguyen, Treasurer 1621 Cole Street, Baltimore, MD 21223	2,000,000 Class A, Non-assessable Shares	13.33% of Class A
All Executive Officer and Directors as a Group	10,867,000, Non Assessable Shares	72.45% of Class A

(1) Based upon 15,000,000 shares of Class A Non-Assessable Common Stock and 9,912 shares of Class B Assessable Common Stock issued as of December 31, 2003.

Item 12. Certain Relationships and Related Transactions

None.

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

3(i)2                                     Articles of Amendment to the Articles of Incorporation, filed as Exhibit B to the Company's Definitive Proxy Statement on Schedule

                                            14A, filed on May 22, 2002.

3(ii)1                                    By-laws, as amended, filed as Exhibit 3(b) to the Company's Form 10 K for the year ended September 30, 1983.

10(i)1                                   Asset Purchase Agreement between the Company and WSL, LLC, filed as Exhibit D to the Company's Definitive Proxy Statement on

                                            Schedule 14A, filed on May 22, 2002.

31.1                                     Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer

31.2                                     Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer

32.1                                     Section 1350 Certification of Chief Executive Officer

32.2                                     Section 1350 Certification of Chief Financial Officer

(b) Form 8-K filed.

October 7, 2003 - Merger agreement, change of accountants, resignation of directors.

December 31, 2003 - Change of year end.

Item 14. Controls and Procedures.

As required by SEC rules, we have evaluated the  effectiveness of the design and operation of our  disclosure  controls and  procedures  at the end of the period covered by this report.  This  evaluation was carried out under the  supervision and with the participation of our management,  including our principal executive officer  and  principal  financial  officer.  Based  on this  evaluation,  these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial  reporting or in other factors that have materially affected,  or are reasonably  likely to materially  affect,  our internal  control over  financial reporting.

Disclosure  controls and procedures are our controls and other  procedures  that are designed to ensure that  information  required to be disclosed by us in the reports that we file or submit  under the  Exchange Act is recorded,  processed, summarized  and reported,  within the time periods  specified in the SEC's rules and forms.  Disclosure  controls and  procedures  include,  without  limitation, controls  and  procedures  designed  to ensure that  information  required to be disclosed  by us in  the  reports  that  we  file  under  the  Exchange  Act  is accumulated and communicated to our management,  including  principal  executive officer  and  principal  financial  officer,  as  appropriate,  to allow  timely decisions regarding required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXOR HOLDINGS, INC.

(Registrant)

Date: April 14, 2004

By: /s/ Christopher Long

Christopher Long, President and a Director

By: /s/ Nicholas La

Nicholas La, Corporate Secretary

By: /s/ Henry Fahman

Henry Fahman, Director

By: /s/ Ha T. Nguyen

Ha T,. Nguyen, Treasurer

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I,  Christopher Long, President and Director of Lexor Holdings, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of Lexor Holdings, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Lexor Holdings, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Lexor Holdings, Inc.'s internal control over financial reporting that occurred during Lexor's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Lexor's internal control over financial reporting; and

5.	The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: April 14, 2004	/s/ Christopher Long
Christopher Long, President and Director

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Ha T. Nguyen, Treasurer and Director of Lexor Holdings, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of Lexor Holdings, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Lexor Holdings, Inc., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Lexor Holdings, Inc.'s internal control over financial reporting that occurred during Lexor's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Lexor's internal control over financial reporting; and

5.	The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: April 14, 2004	/s/ Ha T. Nguyen
Ha T. Nguyen, Treasurer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Lexor Holdings, Inc. on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Long, President and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Christopher Long

Christopher Long

President and Chairman

April 14, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Lexor Holdings, Inc. on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tam Bui, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ha T. Nguyen

Ha T. Nguyen

Treasurer and Director

April 14, 2004