Form 10QSB
period 2004-03-31
LEXOR HOLDINGS INC
filed 2004-05-20
CIK 106311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-26307

Lexor Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	82-0190257
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3030 Nieman Avenue, Baltimore, MD	21230
(Address of principal executive offices)	(Zip Code)

410-536-0266
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At May 17, 2004, the Registrant had 15,000,000 Class A Non-Assessable and 9,958 Class B Assessable shares of common stock issued and outstanding.

PART I  FINANCIAL INFORMATION

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED BALANCE SHEET

March 31, 2004

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$214,994
Accounts receivable, net	177,320
Inventory	266,938
Prepaid expenses	4,026
Total current assets	663,278

PROPERTY AND EQUIPMENT, net	76,919

Deposits	2,890
$743,087

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$126,672
Payroll liabilities	292,791
Accrued expenses	377,669
Customer deposits	153,554
Notes payable, current portion	23,998
Total current liabilities	974,684

NOTES PAYABLE
Note payable to stockholder	425,000
Notes payable, less current portion	37,886
Total liabilities	1,437,570

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Class A Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 15,000,050 shares issued and outstanding	15,000
Class B Common stock, $0.001 par value,
10,000 shares authorized, 9,958 shares issued and outstanding	10
Paid-in capital	99,945
Accumulated deficit	(809,438)
Total stockholders' deficit	(694,483)

$743,087

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 and 2003

(Unaudited)

	2004	2003

Net revenues - Sales	$ 1,338,420	$ 1,072,420

Cost of goods sold	1,215,877	1,006,192

Gross Profit	122,543	66,228

Operating expenses:
Sales and marketing	34,780	29,746
General and Administrative	42,849	60,032
Total operating expenses	77,629	89,778

Operating income (loss)	44,914	(23,550)

Other Income (Expense)
Interest Expense	(7,011)	(2,240)

Net income (loss)	$ 37,903	$ (25,790)

Basic and diluted net income (loss) per share	$ 0.003	$ (0.002)

Basic and diluted weighted average
shares outstanding	15,010,007	13,241,800

* The basic and diluted net loss per share has been stated to retroactively effect 10:1 reverse split on September 26, 2003.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 and 2003

(Unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 37,903	$ (25,790)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	5,931	3,283
(Increase) decrease in current assets:
Accounts receivables	(123,146)	(262,948)
Inventory	(23,397)	-
Prepaid expenses	-	-
Deposits	-	-
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	106,449	258,162
Accrued payroll and expense	22,900	12,848
Customer deposits	153,554	53,600
Total Adjustments	142,291	64,945
Net cash provided by operating activities	180,194	39,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(23,117)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	20,117	-
Repayment of notes payable	(5,513)	(1,956)
Net cash provided by (used for) financing activities	14,604	(1,956)

Net Increase in cash & cash equivalents	171,681	37,199

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	43,313	5,700

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 214,994	$ 42,899

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ 671	$ 761
Income tax	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.    DESCRIPTION OF BUSINESS

Lexor, Inc, ("Lexor") a Maryland Corporation, was established in 1993. Lexor specializes in the manufacturing and distribution of luxury pedicure spas. Products are sold through distributors as well as directly to end users.

On September 29, 2003 the Lexor entered into an Agreement of Merger with Lexor Holdings, Inc. (formerly, Western Silver-Lead Corporation) ("WSL") a Florida corporation. Pursuant to the Merger Agreement, WSL issued 10,867,000 shares of its Class A common stock to Lexor's shareholders in exchange for all the issued and outstanding shares of the Lexor's common stock and issued 2,250,000 shares of its common stock to consultants facilitating the merger transaction. On October 3, 2003 the board of directors of WSL resigned and the former shareholder of Lexor was appointed as the president of the combined company. WSL was originally incorporated as an Idaho corporation on August 23, 1947.

The merger of WSL with Lexor has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Lexor obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies has been recorded as a recapitalization of Lexor, with the Lexor being treated as the continuing entity. The historical financial statements presented are those of Lexor. The continuing company has changed its fiscal year end to December 31. The historical results for the three-month period ended March 31, 2004 include Lexor and WSL (from the acquisition date), while the historical results for the three-month period ended March 31, 2003 include only Lexor.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowance for doubtful accounts is $259,932 at March 31, 2004.

Warranty Reserve

The Company's products carry a seven-year limited warranty on the spa shell and one-year limited warranty on all components from time of delivery. Estimated future warranty obligations related to the product are provided by charges to operations in the period in which the related revenue is recognized. Cost of goods sold includes a charge for warranty of $81,537 and $64,345, for the three-month period ended March 31, 2004 and 2003, respectively.

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

3.    NOTES PAYABLE - RELATED PARTY

The Notes Payable to an officer consist of the following:

Note 1	Due March 1, 2006	$100,000
Note 2	Due June 30, 2007	200,000
Note 3	Due September 3, 2007	125,000
		$425,000

The notes are unsecured and bear an annual interest rate of 6% on the unpaid principal balance. Interest expense for these notes for the three-month period ended March 31, 2004 and 2003 is $6,340 and $1,479, respectively. Total accrued interest is $26,835 as on march 31, 2004.

4.    LONG-TERM LOANS

Long-term loans consist of:

Loan to purchase a 2001 truck, secured by the vehicle, monthly payment of $905.94 through January 2006, interest rate of 11%		$ 17,975

Loan to purchase a 2003 truck, secured by the vehicle, monthly payments of $904.03 through June 2006, interest rate of 0%		24,409

Loan to purchase a 2004 truck, secured by the vehicle, monthly payments of $376.87 through December 2008, interest rate of 4.1%		19,500
		61,884
Less current portion		(23,998)
		$ 37,886

Maturities for the years ended December 31:
	2005	$ 23,998
	2006	23,419
	2007	6,831
	2008	4,289
	2009	3,347
		$ 61,884

5.    STOCKHOLDERS' EQUITY

The authorized common stock has been divided into two classes known as "Class A" and "Class B".

On September 26, 2003, the Board of Directors declared a ten to one reverse stock split of the Company's Class A Common Stock and a five hundred to one reverse stock split of the Company's Class B Common Stock. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

Class A Common Stock

At March 31, 2004, the Company has authorized for issue, 4,999,500,000 shares of Class A Common Stock with a par value of $0.001. Class A Common Stock issued and outstanding of 15,000,050 shares at March 31, 2004, is fully paid and non-assessable.

Class B Common Stock

At March 31, 2004, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares at March 31, 2004, is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Class A or B shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury. At March 31, 2004, the Company had $35,045 of contributed capital from assessments on Class B shares which have been classified as accrued expenses in the accompanying financial statements.

Stock issuance

Pursuant to the merger agreement (note 1), WSL issued 10,867,000 shares of its common stock, par value $.001 per share, to the shareholder of Lexor in exchange for all of Lexor's issued and outstanding shares. The Company also issued 2,250,000 shares of its common stock to consultants facilitating the merger transaction.

6.    EMPLOYEE BENEFIT PLAN

The 2003 Employee Benefit Plan ("the Plan") adopted by the Board of Directors on September 26, 2003, provides for the granting of either a stock award or non-qualified stock options to purchase shares of the Company's Class A Common Stock to employees, officers, directors and consultants of the Company. At March 31, 2004, the Plan has no shares available for issuance.

7.    MAJOR SUPPLIERS

Two suppliers provided 49% of the materials purchased during the three-month period ended March 31, 2004 and two suppliers provided 53% of the materials purchased during the three-month period ended March 31, 2003. The accounts payable balance due these vendors was $0 at March 31, 2004 and 2003.

8.    COMMITMENTS

Lease:

May 1, 2002, the Company entered into a two-year lease for warehouse/manufacturing space in Baltimore, Maryland. Total rental expense under this lease was $8,670 and $8,670 for the three-month period ended March 31, 2004 and 2003, respectively. In March 2004 the Company entered into a four-year lease for a manufacturing facility in Santa Ana California beginning May 1, 2004. In April 2004 the Company entered into a five-year lease for warehouse/manufacturing space in Baltimore, Maryland. Lease commitments on these leases are as follows:

2004	$ 94,696
2005	141,984
2006	144,595
2007	147,311
2008 and after	136,435

Payroll Tax Contingency

The Company has not paid federal or state payroll taxes or withheld and paid taxes for its employees for the past three years. The Company has accrued $283,090 as a payroll tax liability as of March 31, 2004. The Company understands there could be additional penalties incurred from the federal and state tax authorities and any other governmental agency. The management is unable to estimate these contingent liabilities as of March 31, 2004.

9.    BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three-month period ended March 31, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

10.    GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $809,438 at March 31, 2004. The Company's total liabilities exceeded the total assets by $694,483 as of March 31, 2004. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended March 31, 2004, towards management of liabilities and improving the operations. In 2003, management loaned the company $325,000 for working capital requirements. The Company has a net income of $37,903 and net cash-flow from operations of $180,194 in the three month period ended March 31, 2004. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

Item 2. Management's Discussion and Analysis

Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimates," "forecast," "project" and similar expressions identify forward-looking statements.

Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations, unanticipated working capital or other cash requirements, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated change in the industries in which it operates, and various competitive factors that may prevent the Company from competing successfully in the marketplace. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements.

Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's view only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequence events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the Securities and Exchange Commission.

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

The Company currently offers four models of pedicure spas:

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

Expanding the website to promote The Company's products : The Company's website serve two purposes: (i) to provide information about the Company and its products to our customers and other interested parties, including technical information, new product offerings and distributors locations. (ii) to broaden our product's exposure beyond the US market. The website is currently being redesigned to offer more information about the company as well as the products.

Future Direction of the Company

Building upon the successful manufacturing of pedicure spa equipment, the Company is moving aggressively to internally develop and/or acquire new technology and products to compliment its present lines such as other equipment and products used in beauty salons, nail salons and spa salons. The Company also intends to acquire and operate beauty schools, beauty salons, nail salons, and related businesses in the beauty care industry.

RISK FACTORS

You should carefully consider the following risks relating to our business and our common stock, together with the other information described elsewhere in this Form 10-QSB. If any of the following risks actually occur, our business, results of operations and financial condition could be materially affected, the trading price of our common stock could decline, and you might lose all or part of your investment.

 * The Company has experienced losses and may not become profitable.

 * Competitor product introductions could reduce the Company's current market share.

 * The Company may not be able to manage expansion and anticipated growth effectively.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The Company's net revenue for the three-month period ended March 31, 2004 was $1,338,420 compared to $1,072,420 for the same period ended March 31, 2003. This 25% increase in sales for the three-month period ended March 31, 2004 over the same period in 2003 is attributable to several factors including product improvements during 2003, a new product line offered for 2004 as well as a focused advertising campaign.

Gross margin was 9.2 percent of revenue for the three-month period ended March 31, 2004 compared to 6.2 percent for the same period ended March 31, 2003. During 2003 the Company focused on product improvements such as a chemical-resistant upholstery as well as continual quality improvements. The Company sourced certain products from new vendors, which contributed to less efficient initial production runs during 2003.

Operating expenses consisting primarily of sales and marketing expense and general and administrative expense totaled $77,629 for the three-month period ended March 31, 2004 compared to $89,778 for the same period ended March 31, 2003. Sales and marketing expense was $34,780 for the three-month period ended March 31, 2004 compared to $29,746 for the same period in 2003. The increase in Sales and marketing expense for the three-month period ended March 31, 2004 is primarily related to advertising. General and administrative expense decreased $17,182 from $60,032 in the three-month period ended March 31, 2003 as compared to $42,849 for the same period ended March 31, 2004. The $17,182 decrease was the comprised of a decrease of $30,000 in provision for doubtful accounts offset by an increase in office expense of $9,000 and an increase in travel expense of $3,500.

Liquidity and Capital Resources

For the three-month period ended March 31, 2004, the Company's primary source of cash was from operations. During this period, $180,194 was generated from operating activities compared to $39,155 during the same period ended March 31, 2003. The positive cash flow from operations for the three-month period ended March 31, 2004 is primarily attributable to the net profit and an increase in customer deposits as well as nearly offsetting increases in accounts payable, payroll liabilities and depreciation less increases in accounts receivable and inventory.

The positive cash flow from operations for the three-month period ended March 31, 2003 is primarily attributable to the net loss offset by an increase in customer deposits as well as nearly offsetting increases in accounts payable, payroll liabilities and depreciation less an increase in accounts receivable.

The Company used $23,117 for investing activities during the three-month period ended March 31, 2004 compared to $0 for the same period ended March 31, 2003.

During the three-month period ended March 31, 2004, the Company generated $14,604 from financing activities. $20,117 was generated from the financing of equipment, which was reduced by the use of $5,513 to repay debt. The Company used cash to repay debt of $1,956 for the three-month period ended March 31, 2003.

The Company has incurred an accumulated deficit as of March 31, 2004 of $809,438. The Company's total liabilities exceeded the total assets by $694,483 at March 31, 2004. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

Item 3.    Controls and Procedures.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its' President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the President and Treasurer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    There are no legal proceedings pending against the Company and the Company is unaware of any such proceedings contemplated against it.

Item 2. Changes in Security

    None

Item 3. Default Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)1	Articles of Incorporation, as amended, filed as an Exhibit 3(a) to the Company's Form 10K for the year ended September 30, 1983
3(i)2	Articles of Amendment to the Articles of Incorporation, filed as Exhibit B to the Company's Definitive Proxy Statement on Schedule 14A, filed on May 22, 2002.
3(ii)1	By-laws, as amended, filed as Exhibit 3(b) to the Company's Form 10 K for the year ended September 30, 1983.
10(i)(1)	Asset Purchase Agreement between the Company and WSL, LLC, filed as Exhibit D to the Company's Definitive Proxy Statement on Schedule 14A, filed on May 22, 2002.
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(b) Form 8-K.

There were no reports on Form 8-K filed by the Company during the fiscal quarter ended March 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexor Holdings, Inc.

By: /s/ Christopher Long
Christopher Long, Chief Executive Officer and Chairman
Dated: May 20, 2004
Baltimore, Maryland

By: /s/ Ha T. Nguyen
Ha T. Nguyen, Treasurer
Dated: May 20, 2004
Baltimore, Maryland

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)

(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Christopher Long, the President of Lexor Holdings, Inc. (the "Company"), certify that:

(1) I have reviewed this quarterly report on Form 10QSB of the Company;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4) This Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Christopher Long

------------------------------

President

Lexor Holdings, Inc.

May 20, 2004

Exhibit 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)

(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Ha T. Nguyen, the Treasurer of Lexor Holdings, Inc. (the "Company"), certify that:

(1) I have reviewed this quarterly report on Form 10QSB of the Company;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4) This Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Ha T. Nguyen

------------------------------

Treasurer

Lexor Holdings, Inc.

May 20, 2004

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Lexor Holdings, Inc. on Form 10-QSB for the quarter ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Long, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:      May 20, 2004

 /s/ Christopher Long

Christopher Long

President

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Lexor Holdings, Inc. on Form 10-QSB for the quarter ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ha T. Nguyen, Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:      May 20, 2004

 /s/ Ha T. Nguyen

Ha T. Nguyen

Treasurer