Form 10QSB
period 2004-06-30
LEXOR HOLDINGS INC
filed 2004-09-24
CIK 106311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

410-536-0266
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At June 30, 2004, the Registrant had 16,270,050 Class A Non-Assessable and 9,958 Class B Assessable shares of common stock issued and outstanding.

1

PART I  FINANCIAL INFORMATION

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED BALANCE SHEET

June 30, 2004

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$141,307
Accounts receivable, net	375,420
Inventory	251,500
Prepaid expenses	14,692
Total current assets	782,919

PROPERTY AND EQUIPMENT, net	106,071

Deposits	87,786
$976,776

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$314,836
Payroll liabilities	299,876
Accrued expenses	319,287
Customer deposits	22,485
Notes payable, current portion	24,297
Total current liabilities	980,781

NOTES PAYABLE
Note payable to stockholder	395,000
Notes payable, less current portion	31,697
Total liabilities	1,407,478

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Class A Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 16,270,050 shares issued and outstanding	16,270
Class B Common stock, $0.001 par value,
10,000 shares authorized, 9,958 shares issued and outstanding	10
Paid-in capital	1,863,975
Accumulated deficit	(2,310,957)
Total stockholders' deficit	(430,702)

$976,776

The accompanying notes are an integral part of these unaudited consolidated financial statements.

3

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 and 2003

(Unaudited)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2004	2003	2004	2003

Net Sales	$ 2,630,625	$ 1,307,492	$ 3,969,045	$ 2,379,912

Cost of goods sold	3,007,462	1,226,726	4,223,339	2,232,918

Gross profit (loss)	(376,837)	80,766	(254,294)	146,994

Operating expenses:
Sales and marketing	116,891	60,836	151,671	90,582
General and Administrative	1,001,031	61,005	1,043,880	121,037
Total operating expenses	1,117,922	121,841	1,195,551	211,619

Operating Loss	(1,494,759)	(41,075)	(1,449,845)	(64,625)

Other Income (Expense)
Interest Expense	(6,760)	(2,203)	(13,771)	(4,443)

Net loss	$ (1,501,519)	$ (43,278)	$ (1,463,616)	$ (69,068)

Basic and diluted net loss per share	$ (0.096)	$ (0.003)	$ (0.095)	$ (0.005)

Basic and diluted weighted average shares outstanding	15,679,898	13,241,800	15,344,953	13,241,800

* The basic and diluted net loss per share has been stated to retroactively effect 10:1 reverse split on September 26, 2003.

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

4

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 and 2003

(Unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,463,616)	$ (69,068)
Adjustments to reconcile net loss to net cash provided by (used for)
operating activities:
Depreciation and amortization	12,675	6,566
Common shares issued for services	1,765,300
(Increase) decrease in current assets:
Accounts receivables	(321,246)	(525,921)
Inventory	(7,959)	-
Prepaid expenses	(10,666)	-
Deposits	(84,896)	-
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	236,231	324,336
Accrued payroll	29,985	52,318
Customer deposits	22,485	65,209
Total Adjustments	1,641,909	(77,492)
Net cash provided by (used for) operating activities	178,293	(146,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(59,013)	(37,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	20,117	232,545
Repayment of notes payable	(41,403)	(3,968)
Net cash used in (provided by) financing activities	(21,286)	228,577

Net Increase in cash & cash equivalents	97,994	44,472

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	43,313	5,700

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 141,307	$ 50,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ 1,341	$ 1,468
Income tax	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common shares issued for services	$ 1,765,300	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEXOR HOLDINGS, INC.

(FORMERLY, WESTERN SILVER-LEAD CORPORATION)

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

The merger of WSL with Lexor has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Lexor obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies has been recorded as a recapitalization of Lexor, with the Lexor being treated as the continuing entity. The continuing company has changed its fiscal year end to December 31. The historical results for the three-month and six-month periods ended June 30, 2004 include Lexor and WSL while the historical results for the three-month and six-month periods ended June 30, 2003 include only Lexor.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowance for doubtful accounts is $100,000 at June 30, 2004.

Warranty Reserve

The Company's products carry a seven-year limited warranty on the spa shell and one-year limited warranty on all components from time of delivery. Estimated future warranty obligations related to the product are provided by charges to operations in the period in which the related revenue is recognized. Cost of goods sold includes a charge for warranty of $339,374 and $142,795, for the six-month period ended June 30, 2004 and 2003, respectively.

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

3.    NOTES PAYABLE - RELATED PARTY

The Notes Payable to an officer consist of the following:

Note 1	Due March 1, 2006	$100,000
Note 2	Due June 30, 2007	200,000
Note 3	Due September 3, 2007	19,000
		$395,000

The notes are unsecured and bear an annual interest rate of 6% on the unpaid principal balance. Interest expense for these notes for the six-month period ended June 30, 2004 and 2003 is $12,430 and $2,975, respectively. Total accrued interest is $32,924 as on June 30, 2004.

4.    LONG-TERM LOANS

Long-term loans consist of:

Loan to purchase a 2001 truck, secured by the vehicle, monthly payment of $905.94 through January 2006, interest rate of 11%	$ 15,731

Loan to purchase a 2003 truck, secured by the vehicle, monthly payments of $904.03 through June 2006, interest rate of 0%	21,697

Loan to purchase a 2004 truck, secured by the vehicle, monthly payments of $376.87 through December 2008, interest rate of 4.1%	18,566
55,994
Less current portion	(24,297)
$ 31,697

Maturities of long term notes at the quarter ended June 30 are as follows:

2005	$ 24,297
2006	20,957
2007	4,160
2008	4,346
2009	2,235
$ 55,994

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

Class A Common Stock

At June 30, 2004, the Company has authorized for issue, 4,999,500,000 shares of Class A Common Stock with a par value of $0.001. Class A Common Stock issued and outstanding of 16,270,050 shares at June 30, 2004, is fully paid and non-assessable.

Class B Common Stock

At June 30, 2004, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares at March 31, 2004, is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Class A or B shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury. At June 30, 2004, the Company had $35,045 of contributed capital from assessments on Class B shares which have been classified as accrued expenses in the accompanying financial statements.

Stock issuance

Pursuant to the merger agreement (note 1), WSL issued 10,867,000 shares of its common stock, par value $.001 per share, to the shareholder of Lexor in exchange for all of Lexor's issued and outstanding shares.

The Company also issued 2,250,000 shares of its common stock to consultants facilitating the merger transaction.

The Company issued 30,000 shares of Class A Common Stock to a officer for consulting services valued at $ 41,700.

The Company issued 320,000 shares of Class A Common Stock to various consultants for operations valued at $ 444,800.

The Company issued 120,000 shares of Class A Common Stock to the employees for services performed valued at $ 166,800.

The Company issued 800,000 shares of Class A Common Stock to the spouse of a director for business development services valued at $ 1,112,000.

The valuation of shares was based upon average market value of the shares at the time of the consummation of the transaction.

6.    EMPLOYEE BENEFIT PLAN

The 2003 Employee Benefit Plan ("the Plan") adopted by the Board of Directors on September 26, 2003, provides for the granting of either a stock award or non-qualified stock options to purchase shares of the Company's Class A Common Stock to employees, officers, directors and consultants of the Company. At June 30, 2004, the Plan has no shares available for issuance.

7.    MAJOR CUSTOMERS AND SUPPLIERS

For the six-month period ended June 30, 2004 and June 30, 2003, one customer provided 14% and 11% of the Company's net sales, respectively. The accounts receivable balance due from this customer at June 30, 2004 is $61,450. Two suppliers provided 50% of the materials purchased during the six-month period ended June 30, 2004. The same two suppliers provided 63% of the materials purchased during the six month period ended June 30, 2003, respectively. The accounts payable balance due to these vendors was $120,000 at June 30, 2004.

8.    COMMITMENTS

Lease:

May 1, 2002, the Company entered into a two-year lease for warehouse/manufacturing space in Baltimore, Maryland. Total rental expense under this lease was $14,450 and $17,340 for the six-month period ended June 30, 2004 and 2003, respectively. In March 2004 the Company entered into a four-year lease for a manufacturing facility in Santa Ana California beginning May 1, 2004. In April 2004 the Company entered into a five-year lease for warehouse/manufacturing space in Baltimore, Maryland. Lease commitments on these leases are as follows:

2005	141,984
2006	144,595
2007	147,311
2008	98,999
2009	37,435

Payroll Tax Contingency

The Company has not paid federal or state payroll taxes or withheld and paid taxes for its employees for the past three years. The Company has accrued $299,876 as a payroll tax liability as of June 30, 2004. The Company understands there could be additional penalties incurred from the federal and state tax authorities and any other governmental agency. The management is unable to estimate these contingent liabilities as of June 30, 2004.

9.    BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three-month and six-month period ended June 30, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

10. RELATED PARTY TRANSACTIONS

The Company issued 30,000 shares of Class A Common Stock to an officer for consulting services valued at $ 41,700.

The Company issued 800,000 shares of Class A Common Stock to the spouse of the director for business development services valued at $ 1,112,000.

The valuation of shares was based upon average market value of the shares at the time of the consummation of the transaction.

11.    GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $2,310,957 at June 30, 2004. The Company's total liabilities exceeded the total assets by $430,702 as of June 30, 2004. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended June 30, 2004, towards management of liabilities and improving the operations. In August 2004, an officer loaned the company $200,000 for working capital requirements. The Company has a net loss of $1,463,616, but had a net cash-flow from operations of $178,293 in the six- month period ended June 30, 2004. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's view only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequence events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the Securities and Exchange Commission

General

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

Results of Operations

Three-Month Period Ended June 30, 2004 Compared to Three-Month Period Ended June 30, 2003

The Company's net sales for the three-month period ended June 30, 2004 were $2,630,625 compared to $1,307,492 for the same period ended June 30, 2003. This 101% increase in sales for the three-month period ended June 30, 2004 over the same period in 2003 is attributable to several factors including product improvements, a new product line offered for 2004 and an increased advertising campaign.

For the three-month period ended June 30, 2004 the Company has as negative gross margin of $376,837 compared to a positive margin of $80,766 or 6.2 percent of net sales for the same period ended June 30, 2003. For the three-month period ended June 30, 2004 the cost of goods sold includes a non-cash charge of $556,000 for the market value of the Company's common stock issued to employees and contractors for their services during the period.

Operating expenses consisting primarily of sales and marketing expense and general and administrative expense totaled $1,117,922 for the three-month period ended June 30, 2004 compared to $121,841 for the same period ended June 30, 2003. Sales and marketing expense was $116,891 for the three-month period ended June 30, 2004 compared to $60,836 for the same period in 2003. The increase in sales and marketing expense for the three-month period ended June 30, 2004 is primarily related to an increase of $49,000 in advertising expense for the period. Total sales and marketing expenses for the three-month period ended June 30, 2004 include a non-cash charge of $41,700 for the market value of the Company's common stock issued to an officer for services during the period. General and administrative expense increased $940,026 from $61,005 in the three-month period ended June 30, 2003 as compared to $1,001,031 for the same period ended June 30, 2004. This increase for the three-month period ended June 30, 2004 resulted from a non-cash charge of $1,112,000 for the market value of the Company's common stock issued to the spouse of a director for business development services during the period, a $15,000 increase in travel between the Baltimore and California locations and $7,000 increase in telephone service for the California location, offset by a decrease of $190,000 in the provision for doubtful accounts.

Results of Operations

Six-Month Period Ended June 30, 2004 Compared to Six-Month Period Ended June 30, 2003

The Company's net sales for the six-month period ended June 30, 2004 were $3,969,045 compared to $2,379,912 for the same period ended June 30, 2003. This 67% increase in sales for the six-month period ended June 30, 2004 over the same period in 2003 is attributable to several factors including product improvements, a new product line offered for 2004 and an increased advertising campaign.

For the six-month period ended June 30, 2004 the Company has as negative gross margin of $254,294 compared to a positive margin of $146,994 or 6.2 percent of net sales for the same period ended June 30, 2003. For the six-month period ended June 30, 2004 the cost of goods sold includes a non-cash charge of $556,000 for the market value of the Company's common stock issued to employees and contractors for their services during the period.

Operating expenses consisting primarily of sales and marketing expense and general and administrative expense totaled $1,195,551 for the six-month period ended June 30, 2004 compared to $211,619 for the same period ended June 30, 2003. Sales and marketing expense was $151,671 for the six-month period ended June 30, 2004 compared to $90,582 for the same period in 2003. The increase in sales and marketing expense for the six-month period ended June 30, 2004 is primarily related to an increase of $51,000 in advertising expense and $12,000 increase in salary expense for the period. Total sales and marketing expenses for the six-month period ended June 30, 2004 include a non-cash charge of $41,700 for the market value of the Company's common stock issued to an officer for services during the period. General and administrative expense increased $922,843 from $121,037 for the six-month period ended June 30, 2003 as compared to $1,043,880 for the same period ended June 30, 2004. This increase for the six-month period ended June 30, 2004 resulted from a non-cash charge of $1,112,000 for the market value of the Company's common stock issued to the spouse of an officer for business development services during the period, a $20,000 increase in travel between the Baltimore and California locations and $8,000 increase in telephone service for the California location, offset by a decrease of $220,000 in the provision for doubtful accounts.

Liquidity and Capital Resources

For the six-month period ended June 30, 2004, the Company's primary source of cash was from operations. During this period, $178,293 was generated from operating activities compared to a use of $146,560 for operations during the same period ended June 30, 2003. The positive cash flow from operations for the six-month period ended June 30, 2004 is primarily attributable to the net loss of $1,463,616 offset by the non-cash charge for stock issued for services and depreciation of $1,777,975 and cash provided by an increase of $266,000 in accounts payable and other liabilities, and reduced by the use of cash for increased accounts receivable and deposits of $406,000.

The negative cash flow from operations for the six-month period ended June 30, 2003 is primarily attributable to the net loss of $69,000 and the increase in accounts receivable of $526,000, offset by an increase in accounts payable and accrued liabilities of $442,000.

The Company used $59,013 for investing activities during the six-month period ended June 30, 2004 compared to $37,545 for the same period ended June 30, 2003.

During the six-month period ended June 30, 2004, the Company used $21,286 for financing activities. $20,117 was generated from the financing of equipment, which was reduced by the use of $41,403 to repay debt. The Company generated $232,545 from long term debt and equipment financing during the six-month period ended June 30, 2003 reduced by $3,968 used to repay debt.

The Company has incurred an accumulated deficit as of June 30, 2004 of $2,310,957. The Company's total liabilities exceeded the total assets by $430,702 at June 30, 2004. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

Item 3.    Controls and Procedures

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

Not applicable.

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

3(i)1                                     Articles of Incorporation, as amended, filed as Exhibit 3(a) to the Company's Form 10 K for the year ended September 30, 1983.

3(i)2                                     Articles of Amendment to the Articles of Incorporation, filed as Exhibit B to the Company's Definitive Proxy Statement on Schedule

                                            14A, filed on May 22, 2002.

3(ii)1                                    By-laws, as amended, filed as Exhibit 3(b) to the Company's Form 10 K for the year ended September 30, 1983.

10 (i)1                                  Asset Purchase Agreement between the Company and WSL, LLC, filed as Exhibit D to the Company's Definitive Proxy Statement on

                                             Schedule 14A, filed on May 22, 2002.

31.1                                      Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer

31.2                                      Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer

32.1                                      Section 1350 Certification of Chief Executive Officer

32.2                                      Section 1350 Certification of Chief Financial Officer

(b) Form 8-K.

There were no reports on Form 8-K filed by the Company during the fiscal quarter ended June 30, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexor Holdings, Inc.

By: /s/ Christopher Long
Christopher Long, Chief Executive Officer and Chairman
Dated: September 23, 2004
Baltimore, Maryland

By: /s/ Ha T. Nguyen
Ha T. Nguyen, Treasurer
Dated: September 23, 2004
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

/s/ Christopher Long

President

Lexor Holdings, Inc.

September 23, 2004

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

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

/s/ Ha T. Nguyen

Treasurer

Lexor Holdings, Inc.

September 23, 2004

Exhibit 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,

UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Lexor Holdings, Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission (the "10-QSB Report") that: (1) the 10-QSB Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 23, 2004

/s/ Christopher Long

President

Lexor Holdings, Inc.

Exhibit 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,

UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Lexor Holdings, Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission (the "10-QSB Report") that: (1) the 10-QSB Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 23, 2004

/s/ Ha T. Nguyen

Treasurer

Lexor Holdings, Inc.