Form 10QSB
period 2004-09-30
LEXOR HOLDINGS INC
filed 2005-01-12
CIK 106311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period ____ to ____

Commission file number 1-3477

Lexor Holdings, Inc

(Name of small business issuer in its charter)

Florida	82-0190257
(State or other jurisdiction of incorporation )	(I.R.S. Employer identification No.)

3030 Nieman Avenue, Baltimore, MD	21230
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (410) 536-0266

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Class A Non-Assessable and Class B Assessable, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [ ]

At September 30, 2004, the Registrant had 16,270,050 Class A Non-Assessable and 9,958 Class B Assessable shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis

Item 3.Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Security

Item 3. Default Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheet, Unaudited

Consolidated Statements of Operations, Unaudited

Consolidated Statements of Cash Flows, Unaudited

Notes to Unaudited Consolidated Financial Statements

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED BALANCE SHEET

September 30, 2004

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$37,239
Accounts receivable, net	0
Inventory	251,500
Prepaid expenses	9,359
Total current assets	298,098

PROPERTY AND EQUIPMENT, net	154,293

Deposits	89,288
$541,679

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$289,473
Payroll liabilities	319,176
Accrued expenses	453,640
Customer deposits	260,899
Notes payable to officer	160,000
Notes payable, current portion	31,294
Total current liabilities	1,514,482

NOTES PAYABLE
Note payable to officer	395,000
Notes payable, less current portion	56,928
Total liabilities	1,966,410

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Class A Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 16,270,050 shares issued and outstanding	16,270
Class B Common stock, $0.001 par value,
10,000 shares authorized, 9,958 shares issued and outstanding	10
Paid-in capital	1,863,975
Accumulated deficit	(3,304,986)
Total stockholders' deficit	(1,424,731)

$541,679

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2004 and 2003

(Unaudited)

	Three-Month Periods Ended September 30,		Six-Month Periods Ended June 30,
	2004	2003	2004	2003

Net Sales	$ 1,982,750	$ 1,169,014	$ 5,404,099	$ 3,548,926

Cost of goods sold	2,335,075	1,096,887	6,558,414	3,329,805

Gross profit	(352,325)	72,127	(1,154,315)	219,121

Operating expenses:
Sales and marketing	115,905	37,354	267,576	127,936
General and Administrative	70,068	179,575	1,013,948	300,611
Total operating expenses	185,973	216,929	1,281,524	428,547

Operating Loss	(538,298)	(144,802)	(2,435,839)	(209,426)

Other Income (Expense)
Interest Expense	(8,035)	(5,742)	(21,806)	(10,186)

Net loss	$ (546,333)	$ (150,544)	$ (2,457,645)	$ (219,612)

Basic and diluted net loss per share	$ (0.03)	$ (0.01)	$ (0.16)	$ (0.02)

Basic and diluted weighted average shares outstanding	16,280,008	13,818,674	15,658,913	13,267,706

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

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 and 2003

(Unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (2,457,645)	$ (219,612)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	21,091	11,726
Common shares issued for services	1,765,300	-
(Increase) decrease in current assets:
Accounts receivables	54,174	(337,763)
Inventory	(7,959)	-
Prepaid expenses	(5,333)	-
Deposits	(86,398)	-
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	345,221	212,352
Accrued payroll	49,285	59,873
Customer deposits	260,899	7,800
Total Adjustments	2,396,280	(46,012)
Net cash provided by (used for) operating activities	(61,365)	(265,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(115,651)	(37,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Class B Assessments	-	(35,045)
Proceeds from long-term debt	258,307	357,545
Repayment of long-term debt	(87,365)	(8,747)
Net cash used in (provided by) financing activities	170,942	313,753

Net Increase (Decrease) in cash & cash equivalents	(6,074)	10,584

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	43,313	5,700

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ (37,239)	$ 16,284

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ 2,118	$ 1,940
Income tax	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common shares issued for services	$ 1,765,300	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEXOR HOLDINGS, INC.

(FORMERLY, WESTERN SILVER-LEAD CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information; however, they have not been reviewed by our independent auditors. The audited consolidated financial statements for the year ended December 31, 2003 were filed on April 14, 2004 with the Securities and Exchange Commission.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

2.    DESCRIPTION OF BUSINESS

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

The merger of WSL with Lexor has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Lexor obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies has been recorded as a recapitalization of Lexor, with the Lexor being treated as the continuing entity. The continuing company has changed its fiscal year end to December 31. The historical results for the three-month and nine-month periods ended September 30, 2004 include Lexor and WSL while the historical results for the three-month and nine-month periods ended September 30, 2003 include only Lexor.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

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

Allowance for Doubtful Accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowance for doubtful accounts is $0 at September 30, 2004.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the nine-month periods ended September 30, 2004 and 2003 were $197,076 and $57,324 respectively.

Warranty Reserve

The Company's products carry a seven-year limited warranty on the spa shell and one-year limited warranty on all components from time of delivery. Estimated future warranty obligations related to the product are provided by charges to operations in the period in which the related revenue is recognized. Cost of goods sold includes a charge for warranty of $458,291 and $212,936, for the nine-month periods ended September 30, 2004 and 2003, respectively.

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

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during the nine-month period ended September 30, 2004 and 2003, accordingly, a Statement of Comprehensive Loss is not presented.

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

4.    NOTES PAYABLE - RELATED PARTY

The Notes Payable to an officer consist of the following:

Demand Note 1	$100,000
Demand Note 2	60,000
Notes payable to officer - current	$160,000

Note 1	Due March 1, 2006	$100,000
Note 2	Due June 30, 2007	200,000
Note 3	Due September 3, 2007	19,000
		$395,000

The notes are unsecured and bear an annual interest rate of 6% on the unpaid principal balance. Interest expense for these notes for the nine-month period ended September 30, 2004 and 2003 is $19,866 and $8,067, respectively.

5.    LONG-TERM LOANS

Long-term loans consist of:

Loan to purchase a 2001 truck, secured by the vehicle, monthly payment of $905.94 through January 2006, interest rate of 11%	$ 13,425

Loan to purchase a 2003 truck, secured by the vehicle, monthly payments of $904.03 through June 2006, interest rate of 0%	18,985

Loan to purchase a 2004 truck, secured by the vehicle, monthly payments of $376.87 through December 2008, interest rate of 4.1%	17,622

Loan to purchase 2004 Van, secured by the vehicle, payment of $303.16 through September 2009, interest rate of 0%	18,190

Loan to purchase 2005 sedan, secured by the vehicle, payment of $441.91 through September 2009, interest rate of 11.5%	20,000
88,222
Less current portion	(31,294)
$ 56,928

Maturities of long term loans, for the years ended June 30 are as follows:
2005	$ 31,294
2006	22,888
2007	11,805
2008	12,475
2009	9,760
$ 88,222

6.    STOCKHOLDERS' EQUITY

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

Class A Common Stock

At September 30, 2004, the Company has authorized for issue, 4,999,500,000 shares of Class A Common Stock with a par value of $0.001. Class A Common Stock issued and outstanding of 16,270,050 shares at September 30, 2004, is fully paid and non-assessable.

Class B Common Stock

At September 30, 2004, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares at March 31, 2004, is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Class A or B shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury. At March 31, 2004, the Company had $35,045 of contributed capital from assessments on Class B shares which have been classified as accrued expenses in the accompanying financial statements.

Stock issuance

Pursuant to the merger agreement (note 1), WSL issued 10,867,000 shares of its common stock, par value $.001 per share, to the shareholder of Lexor in exchange for all of Lexor's issued and outstanding shares. The Company also issued 2,250,000 shares of its common stock to consultants facilitating the merger transaction. In May 2004 the Company issued 150,000 shares of Class A Common Stock to employees for services performed, 280,000 shares of Class A Common Stock to consultants for operations consulting and 800,000 shares of Class A Common Stock to a consultant for business development services for a combined value of $1,765,300. The valuation of shares was based upon average market value of the shares at the time of the consummation of the transaction

7.    MAJOR SUPPLIERS

For the three-month and nine-month periods ended September 30, 2004, one customer provided 10% and 11% of the Company's net sales, respectively. The accounts receivable balance due from this customer at September 30, 2004 is $0. Two suppliers provided 40% and 47%of the materials purchased during the three-month period and nine-month period ended September 30, 2004, respectively. The same two suppliers provided 60% and 55% of the materials purchased during the three-month period and nine-month period ended September 30, 2003, respectively. The accounts payable balance due to these vendors was $0 at September 30, 2004.

8.    COMMITMENTS

Lease:

May 1, 2002, the Company entered into a two-year lease for warehouse/manufacturing space in Baltimore, Maryland. In March 2004 the Company entered into a four-year lease for a manufacturing facility in Santa Ana California beginning May 1, 2004. In April 2004 the Company entered into a five-year lease for warehouse/manufacturing space in Baltimore, Maryland. Total rental expense under these leases was $32,450 and $30,160 for the nine-month period ended June 30, 2004 and 2003, respectively. Lease commitments on these leases are as follows:

2005	141,984
2006	144,595
2007	147,311
2008	98,999
2009	37,435

Payroll Tax Contingency

The Company has not paid federal or state payroll taxes or withheld and paid taxes for its employees for the past three years. The Company has accrued $319,176 as a payroll tax liability as of September 30, 2004. The Company understands there could be additional penalties incurred from the federal and state tax authorities and any other governmental agency. The management is unable to estimate these contingent liabilities as of September 30, 2004.

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

10.    PRIOR PERIOD ADJUSTMENT

The Company's financial statements for June 30, 2004 have been restated to reflect the correction of an error in the recognition of revenue for the three-month period ended June 30, 2004. The effect of the restatement is as follows:

	As previously reported	As restated
Balance sheet:
Accounts receivable, net	$ 375,420	$ 0
Customer deposits	22,485	94,761
Retained earnings	-	-
Statement of operations for the three-month period ended June 30, 2004:
Net Sales	2,630,625	2,082,929
Net loss	(1,501,509)	(1,949,215
Basic and diluted net loss per share	(0.096)	(0.124)
Statements of operations for the nine-moth period ended June 30, 2004:
Net sales	3,969,045	3,421,349
Net loss	(1,463,616)	(1,911,312)
Basic and diluted net loss per share	(0.095)	(0.125)

11.    GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $3,304,986 at September 30, 2004. The Company's total liabilities exceeded the total assets by $1,424,731 as of September 30, 2004. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended September 30, 2004, towards management of liabilities and improving the operations. In August 2004, management loaned the company $200,000 for working capital requirements. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

Results of Operations

Prior Period Adjustment

The Company's financial statements for June 30, 2004 have been restated to reflect the correction of an error in the recognition of revenue for the three-month period ended June 30, 2004. The effect of the restatement is as follows:

	As previously reported	As restated
Balance sheet:
Accounts receivable, net	$ 375,420	$ 0
Customer deposits	22,485	94,761
Retained earnings	-	-
Statement of operations for the three-month period ended June 30, 2004:
Net Sales	2,630,625	2,082,929
Net loss	(1,501,509)	(1,949,215
Basic and diluted net loss per share	(0.096)	(0.124)
Statements of operations for the nine-moth period ended June 30, 2004:
Net sales	3,969,045	3,421,349
Net loss	(1,463,616)	(1,911,312)
Basic and diluted net loss per share	(0.095)	(0.125)

Three-Month Period Ended September 30, 2004 Compared to Three-Month Period Ended September 30, 2003

The Company's net sales for the three-month period ended September 30, 2004 were $1,982,750 compared to $1,169,014 for the same period ended September 30, 2003. This 70% increase in sales for the three-month period ended September 30, 2004 over the same period in 2003 is attributable to several factors including product improvements, a new product line offered for 2004 and an increased advertising campaign.

For the three-month period ended September 30, 2004 the Company has as negative gross margin of $352,325 compared to a positive margin of $72,127 or 6.2 percent of net sales for the same period ended September 30, 2003. For the three-month period ended the Company incurred overtime costs and additional shipping expense to meet commitments to customers.

Operating expenses consisting primarily of sales and marketing expense and general and administrative expense totaled $185,973 for the three-month period ended September 30, 2004 compared to $216,929 for the same period ended September 30, 2003. Sales and marketing expense was $115,905 for the three-month period ended September 30, 2004 compared to $37,354 for the same period in 2003. The increase in sales and marketing expense for the three-month period ended September 30, 2004 is primarily related to an increase of $90,000 in advertising expense for the period and a decrease in salaries of $12,000. General and administrative expense decreased $109,507 from $179,575 in the three-month period ended September 30, 2003 as compared to $70,068 for the same period ended September 30, 2004. This decrease for the three-month period ended September 30, 2004 resulted primarily from a $120,000 decrease in professional fees, a $30,000 decrease in the provision for doubtful accounts offset by a $29,000 increase in travel and $8,000 increase depreciation.

Results of Operations

Nine-Month Period Ended September 30, 2004 Compared to Nine-Month Period Ended September 30, 2003

The Company's net sales for the nine-month period ended September 30, 2004 were $5,404,099 compared to $3,548,926 for the same period ended September 30, 2003. This 52% increase in sales for the nine-month period ended September 30, 2004 over the same period in 2003 is attributable to several factors including product improvements, a new product line offered for 2004 and an increased advertising campaign.

For the nine-month period ended September 30, 2004 the Company has as negative gross margin of $1,154,315 compared to a positive margin of $219,121 or 6.2 percent of net sales for the same period ended September 30, 2003. For the nine-month period ended September 30, 2004 the cost of goods sold includes a non-cash charge of $556,000 for the market value of the Company's common stock issued to employees and contractors for their services during the period. Additionally, in the second and third quarters, the Company incurred overtime costs and additional shipping expense to meet commitments to customers.

Operating expenses consisting primarily of sales and marketing expense and general and administrative expense totaled $1,281,524 for the nine-month period ended September 30, 2004 compared to $428,547 for the same period ended September 30, 2003. Sales and marketing expense was $267,576 for the nine-month period ended September 30, 2004 compared to $127,936 for the same period in 2003. The increase in sales and marketing expense for the nine-month period ended September 30, 2004 is primarily related to an increase of $140,000 in advertising expense. Total sales and marketing expenses for the nine-month period ended September 30, 2004 include a non-cash charge of $41,700 for the market value of the Company's common stock issued to an employee for services during the period. General and administrative expense increased $713,336 from $300,611 for the nine-month period ended September 30, 2003 as compared to $1,013,948 for the same period ended September 30, 2004. This increase for the nine-month period ended September 30, 2004 resulted from a non-cash charge of $1,112,000 for the market value of the Company's common stock issued to a consultant for business development services during the period, a $46,000 increase in travel between the Baltimore and California locations and $8,000 increase in telephone service for the California location, offset by a decrease of $350,000 in the provision for doubtful accounts and a decrease of $120,000 in other professional fees.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2004 and 2003 the Company's primary source of cash was from debt proceeds of 258,000 and 358,000, respectively

The negative cash flow from operations for the nine-month period ended September 30, 2004 is primarily attributable to the net loss of $2,458,000 plus an increase in deposits made with vendors of $86,000, offset by the non-cash issuance of common shares for services of $1,765,000 and an increase accounts payable of $345,000 and an increase in deposits received from customers of $261,000.

The negative cash flow from operations for the nine-month period ended September 30, 2003 is primarily attributable to the net loss of $220,000 and an increase in accounts receivable of $338,000 off set by increase accounts payable of $275,000.

The Company used $116,000 for investing activities during the nine-month period ended September 30, 2004 compared to $37,545 for the same period ended September 30, 2003.

During the nine-month period ended September 30, 2004, the Company generated $171,000 from financing activities. $200,000 was from debt financing, $28,000 was generated from the financing of equipment, which was reduced by the use of $87,000 to repay debt. The Company generated $358,000 from long term debt and equipment financing during the nine-month period ended September 30, 2003 reduced by $44,000 used to repay debt.

The Company has incurred an accumulated deficit as of September 30, 2004 of $3,304,986. The Company's total liabilities exceeded the total assets by $1,424,731 at September 30, 2004. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

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

31.1                                      Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer

31.2                                      Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer

32.1                                      Section 1350 Certification of Chief Executive Officer

32.2                                      Section 1350 Certification of Chief Financial Officer

(b) Form 8-K.

There were no reports on Form 8-K filed by the Company during the fiscal quarter ended September 30, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexor Holdings, Inc.

By: /s/ Christopher Long

Chief Executive Officer and Chairman

Dated: Janauary 11, 2005

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

January 11, 2005

Exhibit 31.2

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

January 11, 2005

Exhibit 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,

UNITED STATES CODE) \

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Creative Vistas, Inc., an Arizona corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission (the "10-QSB Report") that: (1) the 10-QSB Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 11, 2005

/s/ Christopher Long

President

Lexor Holdings, Inc.

Exhibit 32.2

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,

UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Creative Vistas, Inc., an Arizona corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission (the "10-QSB Report") that: (1) the 10-QSB Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 11, 2005

/s/ Ha T. Nguyen

Treasurer

Lexor Holdings, Inc.