Form 10KSB/A
period 2003-12-31
LEXOR HOLDINGS INC
filed 2005-01-13
CIK 106311

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

    Consolidated Statements of Operations for the years ended December 31, 2003 and 2002

    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003 and 2002

    Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002

    Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors

Lexor Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Lexor Holdings, Inc. (formerly, Western Silver-Lead Corporation), a Florida Corporation and subsidiary, as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexor Holdings, Inc. and subsidiary as of December 31, 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $847,341. The Company's total liabilities exceeded the total assets by $732,386 as of December 31, 2003. These factors as discussed in Note 12 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California

March 31, 2004

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

Date: January 12, 2005

By: /s/ Christopher Long

Christopher Long, President and a Director

By: /s/ Nicholas La

Nicholas La, Corporate Secretary

By: /s/ Henry Fahman

Henry Fahman, Director

By: /s/ Ha T. Nguyen

Ha T,. Nguyen, Treasurer

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I,  Christopher Long, President and Director of Lexor Holdings, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of Lexor Holdings, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

Date: January 12, 2005	/s/ Christopher Long
Christopher Long, President and Director

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Ha T. Nguyen, Treasurer and Director of Lexor Holdings, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of Lexor Holdings, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

Date: January 12, 2005	/s/ Ha T. Nguyen
Ha T. Nguyen, Treasurer and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Lexor Holdings, Inc. on Form 10-KSB/A for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Long, President and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Christopher Long

Christopher Long

President and Chairman

January 12, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Lexor Holdings, Inc. on Form 10-KSB/A for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tam Bui, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ha T. Nguyen

Ha T. Nguyen

Treasurer and Director

January 12, 2005