Form 10QSB/A
period 2004-06-30
LEXOR HOLDINGS INC
filed 2005-01-21
CIK 106311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB/A
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

CONSOLIDATED BALANCE SHEET

June 30, 2004

(Unaudited)

(Restated)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$141,307
Inventory	251,500
Prepaid expenses	14,692
Total current assets	407,499

PROPERTY AND EQUIPMENT, net	106,071

Deposits	87,786
$601,356

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$314,836
Payroll liabilities	299,876
Accrued expenses	319,287
Customer deposits	94,761
Notes payable, current portion	24,297
Total current liabilities	1,053,057

NOTES PAYABLE
Note payable to stockholder	395,000
Notes payable, less current portion	31,697
Total liabilities	1,479,754

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Class A Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 16,270,050 shares issued and outstanding	16,270
Class B Common stock, $0.001 par value,
10,000 shares authorized, 9,958 shares issued and outstanding	10
Paid-in capital	1,863,975
Accumulated deficit	(2,758,653)
Total stockholders' deficit	(878,398)

$601,356

The accompanying notes are an integral part of these unaudited consolidated financial statements.

3

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 and 2003

(Unaudited)

(Restated)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2004	2003	2004	2003

Net Sales	$ 2,082,929	$ 1,307,492	$ 3,421,349	$ 2,379,912

Cost of goods sold	3,007,462	1,226,726	4,223,339	2,232,918

Gross profit (loss)	(924,533)	80,766	(801,990)	146,994

Operating expenses:
Sales and marketing	116,891	60,836	151,671	90,582
General and Administrative	901,031	61,005	943,880	121,037
Total operating expenses	1,017,922	121,841	1,095,551	211,619

Operating Loss	(1,494,759)	(41,075)	(1,897,541)	(64,625)

Other Income (Expense)
Interest Expense	(6,760)	(2,203)	(13,771)	(4,443)

Net loss	$ (1,949,215)	$ (43,278)	$ (1,911,312)	$ (69,068)

Basic and diluted net loss per share	$ (0.124)	$ (0.003)	$ (0.125)	$ (0.005)

Basic and diluted weighted average shares outstanding	15,679,898	13,241,800	15,344,953	13,241,800

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

4

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 and 2003

(Unaudited)

(Restated)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,911,312)	$ (69,068)
Adjustments to reconcile net loss to net cash provided by (used for)
operating activities:
Depreciation and amortization	12,675	6,566
Common shares issued for services	1,765,300
(Increase) decrease in current assets:
Accounts receivables	54,174	(525,921)
Inventory	(7,959)	-
Prepaid expenses	(10,666)	-
Deposits	(84,896)	-
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	236,231	324,336
Accrued payroll	29,985	52,318
Customer deposits	22,485	65,209
Total Adjustments	2,089,605	(77,492)
Net cash provided by (used for) operating activities	178,293	(146,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(59,013)	(37,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	20,117	232,545
Repayment of notes payable	(41,403)	(3,968)
Net cash used in (provided by) financing activities	(21,286)	228,577

Net Increase in cash & cash equivalents	97,994	44,472

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	43,313	5,700

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 141,307	$ 50,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ 1,341	$ 1,468
Income tax	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common shares issued for services	$ 1,765,300	$ -

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

12.    RESTATEMENT.

The Company has restated its financial statements for June 30, 2004 to reflect the correction of an error in the recognition of revenue for the three-month and six-month periods ended June 30, 2004 for the items which met the criteria of revenue recognition including its shipping in the period ended September 30, 2004 amounting to $547,696. The effect of the restatement is as follows:

	As previously reported	As restated
Balance sheet:
Accounts receivable, net	$ 375,420	$ 0
Customer deposits	22,485	94,761
Accumulated deficit	2,310,597	2,758,653
Statement of operations for the three-month period ended June 30, 2004:
Net Sales	2,630,625	2,082,929
Net loss	(1,501,509)	(1,949,215
Basic and diluted net loss per share	(0.096)	(0.124)
Statements of operations for the nine-moth period ended June 30, 2004:
Net sales	3,969,045	3,421,349
Net loss	(1,463,616)	(1,911,312)
Basic and diluted net loss per share	(0.095)	(0.125)

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

Results of Operations

Three-Month Period Ended June 30, 2004 Compared to Three-Month Period Ended June 30, 2003

The Company's net sales for the three-month period ended June 30, 2004, as restated, were $2,082,929 compared to $1,307,492 for the same period ended June 30, 2003. This 59% increase in sales for the three-month period ended June 30, 2004 over the same period in 2003 is attributable to several factors including product improvements, a new product line offered for 2004 and an increased advertising campaign.

For the three-month period ended June 30, 2004 the Company has as negative gross margin of $924,533 compared to a positive margin of $80,766 or 6.2 percent of net sales for the same period ended June 30, 2003. For the three-month period ended June 30, 2004 the cost of goods sold includes a non-cash charge of $556,000 for the market value of the Company's common stock issued to employees and contractors for their services during the period.

Operating expenses, as restated, consisting primarily of sales and marketing expense and general and administrative expense totaled $1,017,922 for the three-month period ended June 30, 2004 compared to $121,841 for the same period ended June 30, 2003. Sales and marketing expense was $116,891 for the three-month period ended June 30, 2004 compared to $60,836 for the same period in 2003. The increase in sales and marketing expense for the three-month period ended June 30, 2004 is primarily related to an increase of $49,000 in advertising expense for the period. Total sales and marketing expenses for the three-month period ended June 30, 2004 include a non-cash charge of $41,700 for the market value of the Company's common stock issued to an officer for services during the period. General and administrative expense increased $840,026 from $61,005 in the three-month period ended June 30, 2003 as compared to $901,031, as restated, for the same period ended June 30, 2004. This increase for the three-month period ended June 30, 2004 resulted from a non-cash charge of $1,112,000 for the market value of the Company's common stock issued to the spouse of a director for business development services during the period, a $15,000 increase in travel between the Baltimore and California locations and $7,000 increase in telephone service for the California location, offset by a decrease of $290,000 in the provision for doubtful accounts.

Results of Operations

Six-Month Period Ended June 30, 2004 Compared to Six-Month Period Ended June 30, 2003

The Company's net sales for the six-month period ended June 30, 2004, as restated, were $3,421,349 compared to $2,379,912 for the same period ended June 30, 2003. This 44% increase in sales for the six-month period ended June 30, 2004 over the same period in 2003 is attributable to several factors including product improvements, a new product line offered for 2004 and an increased advertising campaign.

For the six-month period ended June 30, 2004 the Company has as negative gross margin of $801,990, as restated, compared to a positive margin of $146,994 or 6.2 percent of net sales for the same period ended June 30, 2003. For the six-month period ended June 30, 2004 the cost of goods sold includes a non-cash charge of $556,000 for the market value of the Company's common stock issued to employees and contractors for their services during the period.

Operating expenses consisting primarily of sales and marketing expense and general and administrative expense totaled $1,095,551, as resatated, for the six-month period ended June 30, 2004 compared to $211,619 for the same period ended June 30, 2003. Sales and marketing expense was $151,671 for the six-month period ended June 30, 2004 compared to $90,582 for the same period in 2003. The increase in sales and marketing expense for the six-month period ended June 30, 2004 is primarily related to an increase of $51,000 in advertising expense and $12,000 increase in salary expense for the period. Total sales and marketing expenses for the six-month period ended June 30, 2004 include a non-cash charge of $41,700 for the market value of the Company's common stock issued to an officer for services during the period. General and administrative expense increased $822,843 from $121,037 for the six-month period ended June 30, 2003 as compared to $943,880 for the same period ended June 30, 2004. This increase for the six-month period ended June 30, 2004 resulted from a non-cash charge of $1,112,000 for the market value of the Company's common stock issued to the spouse of an officer for business development services during the period, a $20,000 increase in travel between the Baltimore and California locations and $8,000 increase in telephone service for the California location, offset by a decrease of $320,000 in the provision for doubtful accounts.

Liquidity and Capital Resources

For the six-month period ended June 30, 2004, the Company's primary source of cash was from operations. During this period, $178,293 was generated from operating activities compared to a use of $146,560 for operations during the same period ended June 30, 2003. The positive cash flow from operations for the six-month period ended June 30, 2004 is primarily attributable to the net loss of $1,911,312 offset by the non-cash charge for stock issued for services and depreciation of $1,777,975 and cash provided by an increase of $415,000 in accounts payable, other liabilities and customer deposits, and reduced by the use of cash for increased accounts receivable and deposits and prepaid expenses of $95,000.

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

Lexor Holdings, Inc.

By: /s/ Christopher Long
Christopher Long, Chief Executive Officer and Chairman
Dated: January 18, 2005
Baltimore, Maryland

By: /s/ Ha T. Nguyen
Ha T. Nguyen, Treasurer
Dated: January 18, 2005
Baltimore, Maryland

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)

(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Christopher Long, the President of Lexor Holdings, Inc. (the "Company"), certify that:

(1) I have reviewed this amended quarterly report on Form 10QSB/A of the Company;

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

January 18, 2005

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)

(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Ha T. Nguyen, the Treasurer of Lexor Holdings, Inc. (the "Company"), certify that:

(1) I have reviewed this amended quarterly report on Form 10QSB/A of the Company;

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

January 18, 2005

Exhibit 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,

UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Lexor Holdings, Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB/A for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission (the "10-QSB Report") that: (1) the 10-QSB Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 18, 2005

/s/ Christopher Long

President

Lexor Holdings, Inc.

Exhibit 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,

UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Lexor Holdings, Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB/A for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission (the "10-QSB Report") that: (1) the 10-QSB Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 18, 2005

/s/ Ha T. Nguyen

Treasurer

Lexor Holdings, Inc.