Form 10QSB/A
period 2004-09-30
LEXOR HOLDINGS INC
filed 2005-01-24
CIK 106311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

CONSOLIDATED BALANCE SHEET

September 30, 2004

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$37,239
Prepaid expenses	9,359
Total current assets	46,598

PROPERTY AND EQUIPMENT, net	154,293

Deposits	89,288
$290,179

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$289,473
Payroll liabilities	319,176
Accrued expenses	453,640
Customer deposits	260,899
Notes payable to stockholder, short term	160,000
Notes payable, current portion	31,294
Total current liabilities	1,514,482

NOTES PAYABLE
Note payable to stockholder	395,000
Notes payable, less current portion	56,928
Total liabilities	1,966,410

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Class A Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 16,270,050 shares issued and outstanding	16,270
Class B Common stock, $0.001 par value,
10,000 shares authorized, 9,958 shares issued and outstanding	10
Paid-in capital	1,863,975
Accumulated deficit	(3,556,486)
Total stockholders' deficit	(1,676,231)

$290,179

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 and 2003

(Unaudited)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2004	2003	2004	2003

Net Sales	$ 1,982,750	$ 1,169,014	$ 5,404,099	$ 3,548,926

Cost of goods sold	2,241,275	1,096,887	6,464,614	3,329,805

Gross profit (loss)	(258,525)	72,127	(1,060,515)	219,121

Operating expenses:
Sales and marketing	115,905	37,354	267,576	127,936
General and Administrative	70,068	179,574	1,013,948	300,611
Impairment of inventory	345,300	-	345,300	-
Total operating expenses	531,273	216,928	1,626,824	428,547

Operating Loss	(789,798)	(144,801)	(2,687,339)	(209,426)

Other Income (Expense)
Interest Expense	(8,035)	(5,743)	(21,806)	(10,186)

Net loss	$ (797,833)	$ (150,544)	$ (2,709,145)	$ (219,612)

Basic and diluted net loss per share	$ (0.05)	$ (0.01)	$ (0.17)	$ (0.02)

Basic and diluted weighted average shares outstanding	16,280,008	13,337,893	15,663,548	13,274,183

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

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 and 2003

(Unaudited)

	Nine-Month Periods Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,709,145)	$ (219,612)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	21,091	11,726
Impairment of inventory	345,300	-
Common shares issued for services	1,765,300	-
(Increase) decrease in current assets:
Accounts receivables	54,174	(337,763)
Inventory	(101,759)	-
Prepaid expenses	(5,333)	-
Deposits	(86,398)	-
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	345,221	212,352
Accrued payroll	49,285	59,873
Customer deposits	260,899	7,800
Total Adjustments	2,647,780	(46,012)
Net cash used for operating activities	(61,365)	(265,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(115,651)	(37,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Refund Class B Assessments	-	(35,045)
Proceeds from short-term shareholder notes	200,000	-
Proceeds from long-term note	58,307	357,545
Repayment of notes	(87,365)	(8,747)
Net cash provided by financing activities	170,942	313,753

Net Increase (Decrease) in cash & cash equivalents	(6,074)	10,584

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	43,313	5,700

CASH & CASH EQUIVALENTS, ENDING BALANCE	$ 37,239	$ 16,284

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ 2,118	$ 1,940
Income tax	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common shares issued for services	$ 1,765,300	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEXOR HOLDINGS, INC.

(FORMERLY, WESTERN SILVER-LEAD CORPORATION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements of Lexor Holdings, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of September 30, 2004 and 2003, results of operations for the nine months ended September 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003.  The operating results for the nine month period ended September 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

Recent Pronouncements

In November 2004, the FASB has issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("FAS No. 151"). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FAS No. 151 will be applied prospectively. The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

4.    NOTES PAYABLE - RELATED PARTY

The Notes Payable to an officer consist of the following:

Note 1 Due on Demand	$100,000
Note 2 Due on Demand	60,000
Notes payable to officer - current	$160,000

Note 1	Due March 1, 2006	$100,000
Note 2	Due June 30, 2007	200,000
Note 3	Due September 3, 2007	19,000
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

Maturities of long term loans, for the periods ended September 30 are as follows:
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

Stock issuance

Pursuant to the merger agreement (Note 2), WSL issued 10,867,000 shares of its common stock, par value $.001 per share, to the shareholder of Lexor in exchange for all of Lexor's issued and outstanding shares.

The Company also issued 2,250,000 shares of its common stock to consultants facilitating the merger transaction.

The Company issued 30,000 shares of Class A Common Stock to a director for consulting services valued at $ 41,700.

The Company issued 320,000 shares of Class A Common Stock to various consultants for operations valued at $ 444,800.

The Company issued 120,000 shares of Class A Common Stock to the employees for services performed valued at $ 166,800.

The Company issued 800,000 shares of Class A Common Stock to the spouse of a director for business for business development services valued at $ 1,112,000.

The valuation of shares was based upon average market value of the shares at the time of the consummation of the transaction.

7.    EMPLOYEE BENEFIT PLAN

The 2003 Employee Benefit Plan ("the Plan") adopted by the Board of Directors on September 26, 2003, provides for the granting of either a stock award or non-qualified stock options to purchase shares of the Company's Class A Common Stock to employees, officers, directors and consultants of the Company. At September 30, 2004, the Plan has no shares available for issuance.

8.    MAJOR SUPPLIERS

For the nine-month period ended September 30, 2004, one customer provided 11% of the Company's net sales. The accounts receivable balance due from this customer at September 30, 2004 is $0. Two suppliers provided 47%of the materials purchased during the nine-month period ended September 30, 2004. The same two suppliers provided 55% of the materials purchased during the nine-month period ended September 30, 2003. The accounts payable balance due to these vendors was $0 at September 30, 2004.

9.    COMMITMENTS

Lease:

May 1, 2002, the Company entered into a two-year lease for warehouse/manufacturing space in Baltimore, Maryland. In March 2004 the Company entered into a four-year lease for a manufacturing facility in Santa Ana California beginning May 1, 2004. In April 2004 the Company entered into a five-year lease for warehouse/manufacturing space in Baltimore, Maryland. Total rental expense under these leases was $32,450 and $30,160 for the nine-month period ended September 30, 2004 and 2003, respectively. Lease commitments on these leases are as follows:

2005	122,168
2006	143,930
2007	146,619
2008	117,455
2009	56,153

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

10.    BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the nine-month periods ended September 30, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

11.    RELATED PARTY TRANSACTIONS

The Company issued 30,000 shares of Class A Common Stock to the director for consulting services valued at $ 41,700.

The Company issued 800,000 shares of Class A Common Stock to the spouse of the director for business development services valued at $ 1,112,000.

The valuation of shares was based upon average market value of the shares at the time of the consummation of the transaction.

12.    IMPAIRMENT OF INVENTORY

The Company's management determined that inventory, based upon its condition, has been impaired as of September 30, 2004, amounting $345,300.

13.    GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $3,556,486 at September 30, 2004. The Company's total liabilities exceeded the total assets by $1,676,231 as of September 30, 2004. The Company has not paid federal or state payroll taxes or withheld and paid taxes for its employees for the past three years. The Company has accrued $319,176 as a payroll tax liability as of September 30, 2004. The Company understands there could be additional penalties incurred from the federal and state tax authorities and any other governmental agency. The management is unable to estimate these contingent liabilities as of September 30, 2004.

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

For the three-month period ended September 30, 2004 the Company has as negative gross margin of $258,525 compared to a positive margin of $72,127 or 6.2 percent of net sales for the same period ended September 30, 2003. For the three-month period ended the Company incurred overtime costs and additional shipping expense to meet commitments to customers.

Operating expenses consisting primarily of sales and marketing expense, general and administrative expense totaled $185,973 and impairment of inventory totaled $345,300 for the three-month period ended September 30, 2004 compared to $216,929 for the same period ended September 30, 2003. Sales and marketing expense was $115,905 for the three-month period ended September 30, 2004 compared to $37,354 for the same period in 2003. The increase in sales and marketing expense for the three-month period ended September 30, 2004 is primarily related to an increase of $90,000 in advertising expense for the period and a decrease in salaries of $12,000. General and administrative expense decreased $109,507 from $179,575 in the three-month period ended September 30, 2003 as compared to $70,068 for the same period ended September 30, 2004. This decrease for the three-month period ended September 30, 2004 resulted primarily from a $120,000 decrease in professional fees, a $30,000 decrease in the provision for doubtful accounts offset by a $29,000 increase in travel and $8,000 increase depreciation.

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

For the nine-month period ended September 30, 2004 the Company has as negative gross margin of $1,060,515 compared to a positive margin of $219,121 or 6.2 percent of net sales for the same period ended September 30, 2003. For the nine-month period ended September 30, 2004 the cost of goods sold includes a non-cash charge of $556,000 for the market value of the Company's common stock issued to employees and contractors for their services during the period. Additionally, in the second and third quarters, the Company incurred overtime costs and additional shipping expense to meet commitments to customers.

Operating expenses consisting primarily of sales and marketing expense, general and administrative expense and impairment of inventory totaled $1,626,824 for the nine-month period ended September 30, 2004 compared to $428,547 for the same period ended September 30, 2003. Sales and marketing expense was $267,576 for the nine-month period ended September 30, 2004 compared to $127,936 for the same period in 2003. The increase in sales and marketing expense for the nine-month period ended September 30, 2004 is primarily related to an increase of $140,000 in advertising expense. Total sales and marketing expenses for the nine-month period ended September 30, 2004 include a non-cash charge of $41,700 for the market value of the Company's common stock issued to an employee for services during the period. General and administrative expense increased $713,336 from $300,611 for the nine-month period ended September 30, 2003 as compared to $1,013,948 for the same period ended September 30, 2004. This increase for the nine-month period ended September 30, 2004 resulted from a non-cash charge of $1,112,000 for the market value of the Company's common stock issued to a consultant for business development services during the period, a $46,000 increase in travel between the Baltimore and California locations and $8,000 increase in telephone service for the California location, offset by a decrease of $350,000 in the provision for doubtful accounts and a decrease of $120,000 in other professional fees.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2004 and 2003 the Company's primary source of cash was from debt proceeds of 258,000 and 358,000, respectively

The negative cash flow from operations for the nine-month period ended September 30, 2004 is primarily attributable to the net loss of $2,709,000 plus a decrease in inventory and an increase in deposits made with vendors of $86,000, offset by the non-cash issuance of common shares for services of $1,765,000, an impairment of inventory of $345,000, an increase accounts payable of $345,000 and an increase in deposits received from customers of $261,000.

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

The Company has incurred an accumulated deficit as of September 30, 2004 of $3,556,486. The Company's total liabilities exceeded the total assets by $1,676,231 at September 30, 2004. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

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

Dated: January 21, 2005

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

January 21, 2005

Exhibit 31.2

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

January 21, 2005

Exhibit 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,

UNITED STATES CODE) \

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Lexor Holdings, Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Amended Quarterly Report of the Company on Form 10-QSB/A for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission (the "10-QSB Report") that: (1) the 10-QSB Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 21, 2005

/s/ Christopher Long

President

Lexor Holdings, Inc.

Exhibit 32.2

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,

UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Lexor Holdings, Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Amended Quarterly Report of the Company on Form 10-QSB/A for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission (the "10-QSB Report") that: (1) the 10-QSB Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 21, 2005

/s/ Ha T. Nguyen

Treasurer

Lexor Holdings, Inc.