Form 10KSB
period 2004-12-31
LEXOR HOLDINGS INC
filed 2005-05-19
CIK 106311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

      (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                        EXCHANGE ACT OF 1934 (no fee required)

             For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period ____ to ____

Commission file number 1-3477

LEXOR HOLDINGS, INC

(Name of small business issuer in its charter)

                          Florida                                                     82-0190257

(State or other jurisdiction of incorporation)    (I.R.S. Employer identification No.)

17011 Beach Blvd., Suite 1230, Huntington Beach, California                      92647

(Address of principal executive offices)                                  (Zip code)

714-843-5455

Registrant's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Class A Non-Assessable and Class B Assessable, par value $0.001 per share .

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

[  ]

As of December 31, 2004, there were 16,270,050 shares of the issuer's Class A Common Stock and 9,958 shares of the issuer's Class B Common Stock issued and outstanding.

There is only a limited trading market in the shares of the issuer's common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own 12,367,000 shares of the Issuer's issued and outstanding common stock. 3,903,050 shares are held by non-affiliates. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer's common stock, both of record and beneficially and affiliates thereof.

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

ITEM 8A.  CONTROLS AND PROCEDURES

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

PART I

Item 1. Description of Business

Safe Harbor Statement

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

Future Direction of the Company

The Company was planning to internally develop and/or acquire new technology and products to compliment its present lines such as other equipment and products used in beauty salons, nail salons and spa salons. However, due to fierce competition from overseas manufacturers of similar products, the Company deemed it in the best interest of its shareholders to divest the pedicure spa business and refocus on alternative business activities (See Note 11: Subsequent Event)

Employees

As of December 31, 2004, the Company had 11 employees in its Baltimore, Maryland manufacturing facility and 25 employees in its Orange County, California manufacturing and service facility.

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

Item 2. Description of Properties

The Company has a manufacturing facility at 3030 Nieman Ave., Baltimore Maryland. The lease on this facility was entered into on May 2004 and it expires on May 2009. The Company has a manufacturing and service facility at 1939 South Susan Street, Santa Ana, California. In March 2004 the Company entered into a four-year lease for a manufacturing facility in Santa Ana California beginning May 2004. We believe that the manufacturing and service space is adequate for our current needs.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

During fiscal 2004, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Registrant's Class A Non-Assessable Common Stock is currently quoted by Over the Counter Bulletin Board under the symbol LXRHE while Class B
Assessable Common stock is currently not traded. From 1/24/2005 to 3/02/2005, the Registrant's Class A Non-Assessable Common Stock was quoted on the Pink Sheet Quotation System under the symbol LXRH. The following table sets forth the range of high and low bid prices as reported by the Over the Counter Bulletin Board or the Pink Sheet Quotation System for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  In May 2002, our shares were subject to a one for 10 recapitalization. In September 2003, our Class A shares were subject to a one for 10 recapitalization and our Class B shares were subject to a one for 500 recapitalization. The table below reflects such information.

	High	Low
Fiscal Year 2003
First Quarter Ending March 31,	$0.50	$0.10
Second Quarter Ending June 30,	$0.60	$0.50
Third Quarter Ending September 30,	$5.10	$0.60
Period Ending December 31,	$3.91	$0.25

Fiscal Year 2004
First Quarter Ending March 31,	$3.95	$1.10
Second Quarter Ending June 30,	$2.50	$0.31
Third Quarter Ending September 30,	$0.43	$0.10
Period Ending December 31,	$0.15	$0.09

Quarter Ended March 31, 2005

$0.15   $0.095

Month Ended April 30, 2005

            $0.30   $0.15

(B) Holders:

As of April 30, 2005, there were 569 Class A common stock shareholders and 519 Class B common stock shareholders.

No dividends have been paid or declared during the last five years; and the Registrant does not anticipate paying dividends on its common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003:

The Company's net revenues for the year ended December 31, 2004 were $7,887,783 compared to $4,627,390 for the same period ended December 31, 2003. The $3,260,393 increase of 58.66 percent in 2004 over the same period in 2003 resulted from a combination of new product offerings, an expanded distributor network, and increased sales directly to end users.

Gross margin was 10.99 percent of revenue for the year ended December 31, 2004 compared to 6.10 percent for the same period ended December 31, 2003. The gross margins increase in 2004 is the result of product improvements such as a chemical-resistant upholstery as well as overall quality considerations.

Operating expenses consisting primarily of sales and marketing expense and general and administrative expense. Sales and marketing expenses increased by $145,620 to $349,648 for the year ended December 31, 2004 compared to $204,028 for the year ended December 31, 2003. The Company increased overall sales and marketing expense by 71.37% in 2004, while attempting to direct the advertising dollars to the end user of the product.

General and administrative expense increased $514,190 to $856,850 for the year ended December 31, 2004 compared to $342,660 in the year ended December 31, 2003. This was primarily related to an increase in the provision for doubtful accounts of $28,201 and increases in legal and accounting fees of $33,397 which were incurred in the process of the transition to a public company.

Interest expense increased $15,412 to $32,618 for the year ended December 31, 2004. A shareholder loaned the Company an additional $200,000 for working capital needs and the Company financed an additional vehicle during the year ended December 31, 2004.

Liquidity and Capital Resources

For the year ended December 31, 2004, the Company used cash in operating activities of $168,376, compared to cash provided by operating activities of $233,759 during the same period ended December 31, 2003. The negative cash flow from operations for the year ended December 31, 2004 is primarily attributable to the net loss offset by $41,641 depreciation expense and a net increase of accounts payable over the increase in accounts receivable. The negative cash flow from operations during the year ended December 31, 2003 was mainly attributable to the net loss for the period offset by an increase in accounts payable and accrued liabilities.

The Company purchased property and equipment in the amount of $51,751 for investing activities during the year ended December 31, 2004 compared to $37,545 for the same period ended December 31, 2003.

Cash flow provided by financing activities was $185,642 during the year ended December 31, 2004 compared to $308,917 during the same period in the prior year. The Company secured an additional $169,503 note payable from a shareholder to finance working capital in period ended December 31, 2003.

The Company has incurred an accumulated deficit as of December 31, 2004 of $3,164,360. As shown in the accompanying consolidated financial statements, the Company has incurred losses in years ended December 31, 2004 and 2003. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

Item 7. Financial Statements

Index to Consolidated Financial Statements

Independent Auditors' Report

    Consolidated Balance Sheet, December 31, 2004

    Consolidated Statements of Operations for the years ended December 31, 2004 and 2003

    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2004 and 2003

    Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2003

    Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Lexor Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Lexor Holdings, Inc. (formerly Western Silver-Lead Corporation), a Florida Corporation and subsidiary, as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexor Holdings, Inc. and subsidiary as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2003 were audited by other accountants; whose report, dated March 30, 2004, expressed an unqualified opinion on those statements and included an opinion as to the Company's ability to continue as a going concern.  They have not performed any auditing procedures since that date.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. These factors as discussed in Note 1 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jasper + Hall, PC

Denver, Colorado

May 15, 2005

LEXOR HOLDINGS, INC.
(formerly WESTERN SILVER-LEAD CORPORATION)
CONSOLIDATED BALANCE SHEET
December 31, 2004

2004
ASSETS:

Current Assets:
Cash	$ 36,866
Accounts receivable - net	252,194
Inventory	-
Prepaid expenses	-
Total Current Assets	289,060

Property and Equipment:
Vehicles	104,857
Furniture and fixtures	5,650
Machinery and equipment	38,848
149,355
Less accumulated depreciation	(79,512)
Net Fixed Assets	69,843

Deposits	8,000

TOTAL ASSETS	$ 366,903

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable	$ 275,736
Payroll tax liabilities	269,891
Accrued expenses	516,248
Notes payable - related parties	200,000
Notes payable - current portion	27,862
Total Current Liabilities	1,289,737

Long-Term Liabilities:
Notes payable - related parties	425,000
Notes payable	37,346
462,346

TOTAL LIABILITIES	1,752,083

Stockholders' Deficit:
Class A Common stock, non-assessable, $.001 par value, 4,999,500,000
shares authorized, 16,270,050 issued and outstanding,	16,270

Class B Common stock, assessable, $0.001 par value, 10,000 shares
authorized, 9,958 shares issued and outstanding	10
Additional paid-in capital	1,899,020
Retained deficit	(3,300,480)
Total Stockholders' Deficit	(1,385,180)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 366,903

LEXOR HOLDINGS, INC.
(formerly WESTERN SILVER-LEAD CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

	2004	2003

NET SALES	$ 7,887,783	$ 4,627,390

COST OF GOODS SOLD	7,159,793	4,345,019

GROSS PROFIT	727,990	282,371

OPERATING EXPENSES:
Sales and marketing	284,102	204,028
General and administrative	856,850	243,660
Consultant fees	1,765,300	-
Writedown of inventory	243,541	-
Total Operating Expenses	3,149,793	546,688

Loss from Operations	(2,421,803)	(264,317)

OTHER INCOME (EXPENSES)
Interest income	1,282
Interest expense	(32,618)	(17,206)
	(31,336)

NET INCOME (LOSS)	$ (2,453,139)	(281,523)

Weighted average number of
shares outstanding	14,702,537	13,706,838

Basic and diluted net loss per share	$ (0.17)	$ (0.02)

LEXOR HOLDINGS, INC.
(formerly WESTERN SILVER-LEAD CORPORATION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance - December 31, 2002	15,000,000	$ 15,000	9,912	$ 10	$ 134,990	$ (565,818)	$ (415,818)
							-
Net loss	-	-	-	-	-	(281,523)	(281,523)
Balance - December 31, 2003	15,000,000	15,000	9,912	10	134,990	(847,341)	(697,341)
							-
Shares issued for services	1,270,050	1,270	46	-	1,764,030	-	1,765,300
Net loss	-	-	-	-	-	(2,453,139)	(2,453,139)
Balance - December 31, 2004	16,270,050	16,270	9,958	10	1,899,020	(3,300,480)	$(1,385,180)

LEXOR HOLDINGS, INC.
(formerly WESTERN SILVER-LEAD CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

	2004	2003

Cash Flows From Operating Activities:
Net Income (Loss)	$ (2,453,139)	$ (281,523)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation/amortization	41,641	$ 16,886
Write-down of inventory	243,541
Issuance of stock for services	1,765,300
Bad debt	39,283
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(198,020)	$ (24,981)
Decrease (increase) in inventory	-	$ (243,541)
(Increase) in deposits	(5,100)
Increase in prepaid expenses	4,026
Increase (decrease) in accounts payable
and accrued expenses	394,092	$ 299,400
	2,284,763	47,764
Net Cash Used in Operating Activities	(168,376)	(233,759)

Cash Flow From Investing Activities:
Acquisition of property and equipment	(51,751)	(37,545)
Net Cash Provided By Investing Activities	(51,751)	(37,545)

Cash Flow From Financing Activities:
Proceeds from notes payable	217,928	357,545
Payment on notes payable	(4,248)	(13,583)
Refund Class B assessments	-	(35,045)
Net Cash Provided By Financing Activities	213,680	308,917

(Decrease) Increase in Cash	(6,447)	37,613

Cash and Cash Equivalents - Beginning of period	43,313	5,700

Cash and Cash Equivalents - End of period	$ 36,866	$ 43,313

Supplemental Cash Flow Information:
Interest paid	$ 2,155	2723
Taxes paid	$ -	$ -

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

WSL was originally incorporated as an Idaho corporation on August 23, 1947. WSL was organized to explore for, acquire and develop mineral properties in the State of Idaho and the Western United States. During the past several years WSL's activities have been confined to annual assessment and maintenance work on its Idaho mineral properties and other general and administrative functions. As of September 30, 2000, no proven or probable reserves had been established at any of WSL's mineral properties. On November 1, 2001, WSL entered into an Asset Purchase Agreement to transfer all of its interest in its properties to WSL, LLC, an entity controlled by its former president and director, who is the father of the president and director of WSL at that time. This agreement was ratified by WSL's shareholders at a special meeting on August 16, 2002.

The merger of WSL with Lexor was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Lexor obtained control of the consolidated entity (the "Company"). Accordingly, the merger of the two companies is recorded as a recapitalization of Lexor, with the Lexor being treated as the continuing entity. The historical financial statements to be presented will be those of Lexor. The continuing company has changed its fiscal year end to December 31.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $3,300,480 at December 31, 2004.

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

GOING CONCERN - (Continued)

The Company's total current liabilities exceeded the total current assets by $1,000,677 as of December 31, 2004. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2004 towards management of liabilities and improving the operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS - (Continued)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowance for doubtful accounts was $28,021 for the year ended December 31, 2004.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2004 was $41,641.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS - (Continued)

Long-lived assets

for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2004, there were no significant impairments of its long-lived assets.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the year ended December 31, 2004 were $284,102.

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

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS - (Continued)

Warranty Reserve

The Company's products carry a three-year limited warranty on the spa shell and one-year limited warranty on all components from time of delivery. Estimated future warranty obligations related to the product are provided by charges to operations in the period in which the related revenue is recognized. Cost of goods sold includes a charge for warranty of $97,000 for the year ended December 31, 2004.

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during 2004, accordingly, a Statement of Comprehensive Loss is not presented.

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

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS - (Continued)

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

3.    NOTES PAYABLE - RELATED PARTY

The Notes Payable to an officer consist of the following:

Note 1

Due March 1, 2006

$100,000

Note 2

Due June 30, 2007

  200,000

Note 3

Due September 3, 2007

  125,000

Note 4

Due on demand

  100,000

Note 5

Due on demand

  100,000

$625,000

The notes are unsecured and bear an annual interest rate of 6% on the unpaid principal balance. Interest expense for these notes for the year ended December 31, 2004 was $30,366. Total accrued interest on these notes is $50,860.   No interest has been paid on these notes.

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

4.   LONG-TERM LOANS

Long-term loans consist of:

 Loan to purchase a 2001 truck, secured by the vehicle, monthly payments of $905.94 through January 2006,

  interest rate of 11%

 $11,054

 Loan to purchase a 2003 truck, secured by the vehicle, monthly payments of $904.03 through June 2006,

  interest rate of 0%

  17,622

 Loan to purchase a 2004 car, secured by the vehicle, monthly payments of $441.91 through September 2009,

  interest rate of 11.5%

  19,252

 Loan to purchase a 2004 truck, secured by the vehicle, monthly payments of $376 through December 2008,

  interest rate of 11.5%

  17,280

  65,208

Less current portion

  27,862

 Long-term portion

$37,346

Note payable, unsecured, 6% interest, due on demand to

Companies controlled or owned by directors of officers

Of the Company

 625,000

Total notes payable, secured and unsecured

$690,208

5.    INCOME TAXES

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

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

5.    INCOME TAXES - (Continued)

For federal and state income tax purposes, the Company has available net operating loss carryforwards of approximately $137,000 as December 31, 2004. The federal and state net operating loss carryforwards expire through 2018 and are available to offset future income tax liabilities. Temporary differences that give rise to deferred tax assets and liabilities are as follows:

December 31, 2004

Net operating loss carryforwards	$ 55,400
Warranty reserve	94,700
Unpaid liabilities	112,400
Allowance for doubtful accounts	30,400
292,900
Valuation Allowance	(292,900)
Net deferred taxes	$ -

 Income tax expense (benefit) for the year ended December 31, 2004 is summarized as follows:

2004
Current:
Federal	$ 2,700
State	1,300
Deferred taxes	(101,000)
Valuation Allowance	97,000
Income tax expense (benefit)	$ -

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

5.    INCOME TAXES- (Continued)

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

December 31, 2004

Tax expense (credit) at statutory rate - federal	(34.0%)
State tax expense (credit) net of federal tax	(4.6)
Graduated federal rate	4.2
Valuation allowance	34.4
Tax expense at actual rate	-

6.    STOCKHOLDERS' EQUITY

The authorized common stock has been divided into two classes known as "Class A" and "Class B".

Class A Common Stock

At December 31, 2004, the Company has authorized for issue, 4,999,500,000 shares of Class A Common Stock with a par value of $0.001. Class A Common Stock issued and outstanding of 16,270,050 shares is fully paid and non-assessable.

Class B Common Stock

At December 31, 2004, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares is assessable, provided however, that any assessments levied

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Class B Common Stock - (Continued)

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

Stock issuance

Pursuant to the merger agreement (Note 1), WSL, in 2003, issued 10,867,000 shares of its common stock, par value $.001 per share, to the shareholder of Lexor in exchange for all of Lexor's issued and outstanding shares. The Company also issued 2,250,000 shares of its common stock to consultants facilitating the merger transaction.

7.    EMPLOYEE BENEFIT PLAN

The 2003 Employee Benefit Plan ("the Plan") adopted by the Board of Directors on September 26, 2003, provides for the granting of either a stock award or non-qualified stock options to purchase shares of the Company's Class A Common Stock to employees, officers, directors and consultants of the Company. At December 31, 2004, the 650,000 shares of Class A Common Stock reserved for issuance under the Plan had been issued.

The 2004 Employee Benefit Plan ("the Plan") adopted by the Board of Directors on April 19, 2004, provides for the granting of either a stock award or non-qualified stock options to purchase shares of the Company's Class A Common Stock to employees, officers, directors and consultants of the Company. At December 31, 2004, 1,270,000 shares had been issued out of 1,500,000  shares of Class A Common Stock reserved for issuance under the Plan.

8.    COMMITMENTS AND CONTINGENCIES

Lease

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

May 1, 2004, the Company entered into a four-year lease for warehouse/manufacturing space in Baltimore, Maryland. Total rental expense under this lease was $57,155 and $34,680 for the years 2004 and 2003, respectively. In March 2004 the Company entered into a four-year lease for a manufacturing facility in Santa Ana California beginning May 1, 2004. Lease commitments on these leases are as follows:

2005

$76,704

2006

  76,704

2007

  76,704

2008

  25,568

Payroll Tax Contingency

The Company has not paid federal or state payroll taxes or withheld and paid taxes for its employees for the three years ended December 31, 2003.  The Company has accrued $269,891 as a payroll tax liability as of December 31, 2004.  The Company understands there could be additional penalties incurred from the federal and state tax authorities and any other governmental agency.  These contingent liabilities are unable to be estimated as of December 31, 2004.

9.    BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the twelve-month period ended December 31, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

10.    FINANCIAL ACCOUNTING DEVELOPMENTS

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150").  The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46R"), which addresses

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003.  Companies are required to apply FIN No. 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003.  For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005.  For any Vies that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE.  The Company does not have any interest in any VIE.

In December 2004, the FASB issued SFAS No 123(R)(revised 2004), Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005.  The new standard will require entities to expense employee stock options and other share-based payments.  The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method.  The Company is evaluation how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter.  This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage).  Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges."  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal."  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued.  The adoption of SFGAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

In December 2004, the FASB issued SFAS No.153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged.  The

10.    FINANCIAL ACCOUNTING DEVELOPMENTS  - (Continued)

guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

11.

SUBSEQUENT EVENTS

Termination of a Material Definitive Agreement

On March 31, 2005, the Company entered into a Rescission Agreement with Lexor International Incorporated ("International"), a Maryland corporation which Lexor had acquired pursuant to an Agreement and Plan of Merger, dated September 29, 2003 and Christopher Long ("Long"), the sole shareholder of International at the time of the Merger Agreement.

The Rescission Agreement calls for the total rescission of the Merger Agreement and a return of 100% of the issued and outstanding equity interests of International to Long.  Additionally, Long and International have agreed to surrender the 10,867,000 shares of Lexor Common Stock they received under the Merger Agreement.  Each party to the Rescission Agreement will be entitled to a return of any assets which it held prior to the closing of the Merger Agreement and will be responsible for any liabilities accrued on its behalf.  Furthermore, the Company will issue a promissory note in the amount of $250,000 to Long, due and payable on September 30, 2005 or sixty days after the Company will have consummated a business combination with another established operating entity, whichever is earlier. This promissory note shall bear 8% interest per annum.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On March, 31, 2005, the Board of Directors of Lexor, with consent from 76.01% of the shareholders of Lexor, accepted the resignations of Christopher Long as CEO and President, Ha T. Nguyen as Corporate Secretary and Nicholas La as Treasurer of Lexor.  The three outgoing officers submitted their resignations to the Board of Directors and stated that there were no disagreements with the Company on any matter relating to the Company's operations, policies or practices.

On March 31, 2005, the Board of Directors of Lexor, with consent from 76.01% of the shareholders of Lexor, appointed Henry D. Fahman as Interim Chief Executive Officer, Interim Corporate Secretary and Interim Treasurer until qualified individuals can be found to fill these positions.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a)(1) Previous Independent Accountant

(i) On May 1, 2005 the board of directors of the Registrant received and accepted the resignation of Kabani & Company as its independent accountants. Kabani & Company. audited the Registrant's financial statements for its fiscal year ended December 31, 2003.

(ii) The audit report of Kabani & Company dated March 31, 2004) on the financial statements of the Registrant included in the Registrant's Forms-10-KSB for the years ended December 31, 2003 and 2002 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for the Company's ability to continue as a going concern.

(iii) The decision to change accountants from Kabani & Company was based upon their resignation. New management has determined to engage the accounting firm of Jaspers + Hall, PC as the Registrant's new independent accountants to conduct the audit for its fiscal year ended December 31, 2004.

(iv) During the audit of the Company's financial statements for the fiscal years ended December 31, 2003 and 2002 and any subsequent interim period through the date of the resignation of Kabani & Company, the Registrant's accountants did not have any disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there were no "reportable events" with Kabani & Company., as described in Items 304 (a) (1) (iv) and (v) of Regulation S-K, respectively. (v) The Registrant has requested that Kabani & Company furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if not, the respect in which it does not agree. A copy of such letter, dated October 6, 2003 is filed as Exhibit 16.1 to this Form 8-K.

(v) The Registrant has requested that Kabani & Company furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if not, the respect in which it does not agree. A copy of such letter, dated October 6, 2003 is filed as Exhibit 16.1 to this Form 8-K.

(a)(2) Engagement of New Independent Accountant.

The Registrant's board of directors has approved the engagement of Jaspers + Hall, PC. as its independent accountant to audit the Registrant's financial statements for its fiscal year ended December 31, 2004.

(a)(3) The Company has provided the former accountant with a copy of the disclosures it is making in response to this Item 4 prior to the filing of this Form 8-K and requested that the former accountant furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company and, if not, the respect in which it does not agree.

Item 8A.  Controls and Procedures

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers are as follows:

Name	Age	Positions and Offices Held
Christopher Long	38	President, Chairman since September 2003
Henry D. Fahman	51	Director since September 2003
Nicholas La	28	Secretary since October 2003
Ha T. Nguyen	34	Treasurer since October 2003

At a board meeting on October 1, 2003 duly held and called, Christopher Long and Henry Fahman were elected to the board of directors by majority vote of the board of directors. On March 31, 2005 Mr. Christopher Long submitted his resignation as officer and director of the Company, Nicholas La submitted his resignation as Secretary and Ha T. Nguyen submitted her resignation as Treasurer. The current board of directors of the Company consists of Henry Fahman as Chairman.

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

The following table sets forth information, as of December 31, 2004, with respect to the number of shares beneficially owned by individual and directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Christopher Long, CEO/President/Chairman 1621 Cole Street, Baltimore, MD 21223	8,867,000 Class A, Non-assessable Shares	54.49% of Class A
Ha T. Nguyen, Treasurer 1621 Cole Street, Baltimore, MD 21223	2,000,000 Class A, Non-assessable Shares	12.29% of Class A
Providential Capital, Inc. 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	1,500,000 Class A, Non- assessable Shares	9.22% of Class A

All Executive Officers and Directors as a Group	10,867,000, Non-assessable Shares	66.78% of Class A

(1) Based upon 16,270,050 shares of Class A Non-assessable Common Stock and 9,958 shares of Class B Assessable Common Stock issued as of December 31, 2004.

Item 10. Executive Compensation

The following table sets forth compensation paid by the Company to the executive officers.

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts

Christopher Long, President
	2003	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

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

The following table sets forth information, as of December 31, 2004, with respect to the number of shares beneficially owned by individual and directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Christopher Long, CEO/President/Chairman 1621 Cole Street, Baltimore, MD 21223	8,867,000 Class A, Non-Assessable Shares	54.49% of Class A

Ha T. Nguyen, Treasurer 1621 Cole Street, Baltimore, MD 21223	2,000,000 Class A, Non-assessable Shares	12.29% of Class A
All Executive Officer and Directors as a Group	10,867,000, Non Assessable Shares	66.78% of Class A

(1) Based upon 16,270,050 shares of Class A Non-Assessable Common Stock and 9,958 shares of Class B Assessable Common Stock issued as of December 31, 2004.

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

        Exhibit B to the Company's Definitive Proxy Statement on Schedule

                                14A, filed on May 22, 2002.

3(ii)1                       By-laws, as amended, filed as Exhibit 3(b) to the Company's Form 10 K for the year ended September 30, 1983.

10(i)1                      Asset Purchase Agreement between the Company and WSL, LLC, filed as Exhibit D to the Company's Definitive Proxy Statement on

                                Schedule 14A, filed on May 22, 2002.

31.1                         Rule 13a-14a/15d-14(a) Certification of Chief Executive/Financial Officer

32.1                         Section 1350 Certification of Chief Executive/Financial Officer

(B) Forms 8-K filed.

        Form 8-K filed on April 11, 2005:

         1.    Rescission Agreement with Lexor International, Inc.

2.

Resignation of Ha T. Nguyen as treasurer and Director

3.

 Resignation of Nicholas La as Corporate Secretary

4.

Resignation of Christopher Long as President and Director

5.

Appointment of Henry Fahman as Interim President, Interim

Chief Executive Officer, Interim Treasurer, and Interim Chief Financial Officer.

Form 8-K filed on May 09, 2005:

1.  Changes in Registrant's Certifying Accountants.

 ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Amounts billed by Kabani & Company total $23,500 which is $14,500 related to the 2003 annual financial statement audit and $9,000 related to reviews of quarterly financial statements filed in the reports on Form 10-Q.  No tax, consulting or other services were provided.

Amounts billed by Jasper + Hall, PC total $19,000 for the 2004 annual financial statement audit.  No tax, consulting or other services were provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXOR HOLDINGS, INC.

(Registrant)

Date: May 15, 2005

By: /s/ Henry D. Fahman

Henry D. Fahman, Director and Interim Chief Executive/Financial Officer

Exhibit 31.1

I, Henry Fahman, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Lexor Holdings, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to  the year covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this report;

4.   The registrant's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the year covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors;

    (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

         Date: May 15, 2005

                                        /s/ Henry Fahman

                                        Henry Fahman

                                        Interim Chief Executive/Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350  AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Lexor Holdings Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2004 accompanying this certification and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, Interim Chief Executive/Financial Officer of the Company, certify, to the best of my knowledge, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss. 1350, that:

    1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2005

                                         /s/ Henry Fahman

                                        Henry Fahman

                                        Interim Chief Executive/Financial Officer