Form 10QSB
period 2005-03-31
LEXOR HOLDINGS INC
filed 2005-06-01
CIK 106311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-26307

Lexor Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	82-0190257
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17011 Beach Blvd., Suite 1230, Huntington Beach, CA	92647
(Address of principal executive offices)	(Zip Code)

714-843-5455
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months

( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

At MARCH 31, 2005, the Registrant had 5,403,050 Class A Non-Assessable and 9,958 Class B Assessable shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Item 2. Management's Discussion and Analysis
Item 3. Controls and Procedures

PART II. OTHER INFORMATION

1

Item 1. Legal Proceedings
Item 2. Changes in Security
Item 3. Default Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements
Unaudited Consolidated Balance Sheet
Unaudited Consolidated Statements of Operations
Unaudited Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Financial Statements

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED BALANCE SHEET

March 31, 2005

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$ -
Accounts receivable, net	-
Inventory	-
Prepaid expenses	-
Total current assets	-

PROPERTY AND EQUIPMENT, net	-

Deposits
-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ -
Payroll liabilities	-
Accrued expenses	25,045
Customer deposits	-
Notes payable, current portion	250,000

Total liabilities	275,045

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Class A Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 5,403,050 shares issued and outstanding	5,403
Class B Common stock, $0.001 par value,	-
10,000 shares authorized, 9,958 shares issued and outstanding	10
Paid-in capital	3,262,986
Accumulated deficit	(3,543,444)
Total stockholders' deficit	(275,045)

$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 and 2004

(Unaudited)

	2005	2004

Net revenues – Sales	$1,684,429	$ 1,338,420

Cost of goods sold	1,391,503	1,215,877

Gross Profit	292,926	122,543

Operating expenses:
Sales and marketing	39,653	34,780
General and Administrative	495,504	42,849
Total operating expenses	535,157	77,629

Operating income (loss)	(242,231)	44,914

Other Income (Expense)
Interest Expense	(733)	(7,011)

Net income (loss)	$ (242,964)	$ 37,903

Basic and diluted net income (loss) per share	$ (0.04)	$ 0.003

Basic and diluted weighted average
shares outstanding	5,403,050	15,010,007

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 and 2004

(Unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(242,964)	$ 37,903
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization Termination of Definitive agreement with Subsidiary	-	5,931
(Increase) decrease in current assets:
Accounts receivables	-	(123,146)
Inventory	252,194	(23,397)
Prepaid expenses	-	-
Deposits	8,000	-
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	19,636	106,449
Accrued payroll and expense	-	22,900
Customer deposits	-	153,554
Total Adjustments	279,830	142,291
Net cash provided by operating activities	(36,866)	180,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	-	(23,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	20,117
Repayment of notes payable	-	(5,513)
Net cash provided by (used for) financing activities	-	14,604

Net Increase in cash & cash equivalents	(36,866)	171,681

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	36,866	43,313

CASH & CASH EQUIVALENTS, ENDING BALANCE	-	$ 214,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	733	$ 671
Income tax	-	$ -

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

The merger of the Company with Lexor will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Lexor obtained control of the consolidated entity. Accordingly, the merger of the two companies will be recorded as a recapitalization of Lexor, with the Lexor being treated as the continuing entity. The historical financial statements to be presented will be those of Lexor. The continuing company has changed its fiscal year end to December 31. The Name of the Company was changed to Lexor Holdings, Inc on September 30, 2003.

The Company qualifies under Regulation SB as a "small business issuer", (i.e. less than $25,000,000 in revenues; a U.S. company other than an investment company) and has met the small business issuer requirements at the end of the past two consecutive fiscal years.

Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $3,543,444 at March  31, 2005.

The Company's total current liabilities exceeded the total current assets by $275,045 as of March 31, 2005. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the quarter ended March 31, 2005 towards management of liabilities and improving the operations. Management believes that the above actions will allow the Company to continue its operations through the fiscal year.

Description of Properties

The Company had its office  at 3030 Nieman Ave., Baltimore Maryland. The lease on this facility was entered into with Lexor International Inc. on May 2005 and it expires on May 2009.

Following the divestiture of its pedicure spa business, the Company’s headquarters have been relocated to 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647.

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

3.  Notes Payable – Related Party

The Notes Payable to an ex-officer consist of the following:

Note 1	Due September 30, 2005	$250,000

The notes are unsecured and bear an annual interest rate of 8% on the unpaid principal balance.

4.  Stockholders’ Equity

The authorized common stock has been divided into two classes known as "Class A" and "Class B".

Class A Common Stock

At March 31, 2005, the Company has authorized for issue, 4,999,500,000 shares of Class A Common Stock with a par value of $0.001. Class A Common Stock issued and outstanding of 5,403,050 shares at March 31, 2005, is fully paid and non-assessable.

Class B Common Stock

At March 31, 2004, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares at March 31, 2005, is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Class A or B shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

5.  Employee Benefit Plan

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

6.    Commitments

Lease

May 1, 2002, the Company entered into a two-year lease for warehouse/manufacturing space in Baltimore, Maryland. This lease is returned along with the termination of the Definitive agreement.

7.    Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share for the three-month period ended March 31, 2005 and 2004 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

      8. Termination of a Material Definitive Agreement

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

On March 31, 2005, the Board of Directors of Lexor, with consent from 76.01% of the shareholders of Lexor, appointed Henry D. Fahman as Interim Chief Executive Officer, Interim Corporate Secretary and Interim Treasurer until qualified individuals can be found to fill these positions

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Future Direction of the Company

Following the divestiture of the pedicure spa business as of March 31, 2005, the Company has begun to investigate other business opportunities and potential transactions that may increase value for its shareholders in the future. However, there is no guarantee that such a transaction can be consummated.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The Company's net revenue for the three-month period ended March 31, 2005 was $1,684,429. compared to $1,338,420 for the same period ended March 31, 2004. This 25.85% increase in sales for the three-month period ended March 31, 2005 over the same period in 2004 is attributable to several factors including product improvements during 2004, a new product line offered for 2005 as well as a focused advertising campaign.

Gross margin was 17.39 percent of revenue for the three-month period ended March 31, 2005 compared to  9.15 percent for the same period ended March 31, 2004. During 2005 the Company focused on product improvements  as well as continual quality improvements. The Company sourced certain products from new vendors, which contributed to less efficient initial production runs during 2004.

Operating expenses consisting primarily of sales and marketing expense and general and administrative expense totaled $535,157 for the three-month period ended March 31, 2005 compared to $77,629 for the same period ended March 31, 2004. Sales and marketing expense was $39,653 for the three-month period ended March 31, 2005 compared to $34,780 for the same period in 2004. The increase in Sales and marketing expense for the three-month period ended March 31, 2005 is primarily related to advertising. General and administrative expense increased  from $42,849 in the three-month period ended March 31, 2004 as compared to $495,504 for the same period ended March 31, 2005. The $452,655 increase was the comprised of an increase in salaries and wages, contract labor and Freight and delivery.

Liquidity and Capital Resources

For the three-month period ended March 31, 2005, the Company's primary source of cash was from operations. During this period, net cash provided by operating activities was ($36,866) compared to $180,194 during the same period ended March 31, 2004. The negative cash flow from operations for the three-month period ended March 31, 2005 is primarily attributable to the discontinuation of Subsidiary during March 31, 2005.

The Company used $0 for investing activities during the three-month period ended March 31, 2005 compared to $0 for the same period ended March 31, 2004.

During the three-month period ended March 31, 2005, the Company generated $0 from financing activities compared to  $14,604 for the three-month period ended March 31, 2004.

The Company has incurred an accumulated deficit as of March 31, 2005 of $3,543,444. The Company's total liabilities exceeded the total assets by $275,045 at March 31, 2005.

The future of the Company is dependent on its ability to generate cash from future acquisition of a business. There can be no assurance that the Company will be able to implement it current  plan.

Item 3.  Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the President and Treasurer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses

PART II. OTHER INFORMATION

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

Date: May 31, 2005

By: /s/ Henry D. Fahman

Henry D. Fahman, Director and Interim Chief Executive/Financial Officer

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)

(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Henry Fahman, the President of Lexor Holdings, Inc. (the "Company"), certify that:

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

/s/ Henry Fahman

------------------------------

Interim CEO/Treasurer

Lexor Holdings, Inc.

May 31, 2005

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Lexor Holdings, Inc. on Form 10-QSB for the quarter ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, Interim CEO/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:      May 31, 2005

 /s/ Henry Fahman

Henry Fahman

Interim CEO/Treasurer