Form 10QSB
period 2005-06-30
LEXOR HOLDINGS INC
filed 2005-08-24
CIK 106311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-26307

JEANTEX GROUP, INC. (formerly LEXOR HOLDINGS, INC.)
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

( or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

At June 30, 2005, the Registrant had 5,403,050 Class A Non-Assessable and 9,958 Class B Assessable shares of common stock issued and outstanding.

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

 JEANTEX GROUP, INC.

(formerly LEXOR HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEET

June 30, 2005

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash	$ 127,334	$ 36,866
Accounts receivable - net	395,265	252,194
Total Current Assets	522,599	289,060

Property and equipment - net	136	69,843

Deposits	-	8,000

TOTAL ASSETS	$ 522,735	$ 366,903

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable - trade	$ 23,298	$ 275,736
Payroll taxes liabilities	8,644	269,891
Accrued expenses	21,145	516,248
Notes payable - related parties	-	200,000
Notes payable - current portion	250,000	27,862
Total current liabilities	303,087	1,289,737

Long-term Liabilities:
Notes payable - related parties	-	425,000
Notes payable	-	34,346
Total long-term liabilities	-	462,346

TOTAL LIABILITIES	303,087	1,752,083

Stockholders' Deficit
Class A Common Stock, non-assessable, $.001 par value,
4,999,500,000 shares authorized, 5,403,050 issued and outstanding	5,403	16,270
Class B Common Stock, assessable, $.001 par value,
10,000 shares authorized, 9,958 issued and outstanding	10	10
Common shares to be issued	64,597	-
Additional paid-in capital	14,076,299	1,899,020
Subscription receivable	(50,000)	-
Retained deficit	(13,876,661)	(3,300,480)
Total Stockholders' Deficit	219,648	(1,385,180)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 522,735	$ 366,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 JEANTEX GROUP, INC.

(formerly LEXOR HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 and 2004

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

SALES	$ 1,057,800	$ -	$ 2,238,118	$ -

COST OF GOODS SOLD	829,804	-	1,676,913	-

GROSS PROFIT	227,996	-	561,205	-

EXPENSES:
General and administrative	393,461	-	726,670	-
Sales and marketing	-	-	-	-
Reorganization expenses	6,861,413	-	6,861,413	-
Total Operating Expenses	7,254,874	-	7,588,083	-

Net Loss from Operations	(7,026,878)	-	(7,026,878)	-

OTHER INCOME/(EXPENSES):
Interest expense	-	(6,760)	-	(13,771)
Write-off of goodwill	(3,306,339)	-	(3,306,339)	-

Net loss before discontinued operations	(10,333,217)	(6,760)	(10,333,217)	(13,771)

Net loss of discontinued operations	-	(1,494,759)	(242,964)	(1,449,845)

NET LOSS	$ (10,333,217)	$ (1,501,519)	$ (10,576,181)	$ (1,463,616)

Per Shares Information:

Weighted average number of common shares outstanding	7,313,141	15,679,898	6,358,095	15,344,953

Net loss per common share	$ (1.413)	$ (0.096)	$ (1.663)	$ (0.095)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 JEANTEX GROUP, INC.

(formerly LEXOR HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004

Cash Flows from Operating Activities:
Net Income	$ (10,576,181)	$ (1,463,616)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	6,802	12,675
Common shares issued for services	7,022,910	1,765,300
Write-off of goodwill	3,306,339	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	-	(10,666)
(Increase) in accounts receivable	(143,071)	(321,246)
(Increase) in inventory	252,194	(7,959)
(Increase) in deposits	8,000	(84,896)
(Decrease) increase in accounts payable	(252,438)	236,231
(Decrease) increase in payroll taxes payable	(261,247)	29,985
(Decrease) in accrued expenses	(495,103)	-
(Increase) in customer deposits	-	22,485
Total adjustments	9,444,386	1,641,909
Net cash Used In Operating Activities	(1,131,795)	178,293

Cash Flows from Investing Activities
Stock issued for acquisition	1,257,471	-
Purchase of property and equipment	-	(59,013)
Cash Flows Used In Investing Activities	1,257,471	(59,013)

Cash Flows from Financing Activities
Stock issued for cash	405,000	-
Proceeds from long-term debt	(440,208)	20,117
Repayment of notes payable	-	(41,403)
Cash Flows Provided by Financing Activities	(35,208)	(21,286)

Net (Decrease) Increase in Cash and Cash Equivalents	90,468	97,994

Cash and Cash Equivalents at Beginning of Period	36,866	43,313

Cash and Cash Equivalents at End of Period	$ 127,334	$ 141,307

Supplemental Information:
Interest Paid	$ 733	$ 671
Income Taxes Paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JEANTEX GROUP, INC. (LEXOR HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

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

The Name of the Company was changed to Lexor Holdings, Inc on September 30, 2003.

On June 29, 2005 the Company entered into an agreement with Jeantex, Inc. in which .Lexor Holdings, Inc.  acquired Jeantex , Inc., California corporation and SusanShin, an individual,  in a  share  purchase transaction in which Lexor Holdings, Inc. has agreed to acquire 100% of the issued and outstanding equity interest of Jeantex, Inc. in exchange for  56,350,000 shares of Lexor common stock The shares of Lexor common stock to be issued shall be restricted pursuant to Rule 144.

The Company has submitted to the Secretary of State of Florida to change its Corporate name to Jeantex Group, Inc. and it has obtained new ‘JNTX' symbol.

The Company qualifies under Regulation SB as a "small business issuer", (i.e. less than $25,000,000 in revenues; a U.S. company other than an investment company) and has met the small business issuer requirements at the end of the past two consecutive fiscal years.

Description of Properties

Company's headquarters is located at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. Allowance for doubtful accounts is $100,000 at June 30, 2005.

3.     NOTES PAYABLE - RELATED PARTY

The Notes Payable to a former officer consist of the following:

Note 1	Due September 30, 2005	$250,000

$250,000

The notes are unsecured and bear an annual interest rate of 8% on the unpaid principal balance. Interest expense for these notes for the six-month period ended June 30, 2005 and 2004 is $10,000 and $12,430, respectively. Total accrued interest is $ 10,000 as on June 30, 2005.

4.    STOCKHOLDERS' EQUITY

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

Class A Common Stock

At June 30, 2005, the Company has authorized for issue, 4,999,500,000 shares of Class A Common Stock with a par value of $0.001. Class A Common Stock issued and outstanding of 5,403,050  shares at June 30, 2005, is fully paid and non-assessable.

Class B Common Stock

At June 30, 2005, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares at March 31, 2004, is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Class A or B shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

Stock issuance

No shares were issued during the last six months.

5.    EMPLOYEE BENEFIT PLAN

The 2003 Employee Benefit Plan ("the Plan") adopted by the Board of Directors on September 26, 2003, provides for the granting of either a stock award or non-qualified stock options to purchase shares of the Company's Class A Common Stock to employees, officers, directors and consultants of the Company. At June 30, 2005, 1,270,000 shares had been issued out of 1,500,000 shares of Class A Common Stock reserved for issuance under the Plan.

6.    MAJOR CUSTOMERS AND SUPPLIERS

For the six-month period ended June 30, 2005, three customer provided more than 90% of the Company's net sales. The accounts receivable balance due from these customer at June 30, 2005 is $395,265.               .

7.    COMMITMENTS

Lease:

August 1, 2004, the Company entered into a five-year lease for warehouse/manufacturing space in Los Angeles , California. Total rental expense under this lease was $48,000  for the six-month period ended June 30, 2005 .  Lease commitments on these leases are as follows:

2005	48,000
2006	96,000
2007	96,000
2008	96,000
2009	96,000

8.    BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three-month and six-month period ended June 30, 2005 and 2004 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

9.    GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $13,876,661 at June 30, 2005. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended June 30, 2005, towards management of liabilities and improving the operations Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

The Name of the Company was changed to Lexor Holdings, Inc on September 30, 2003.

On June 29, 2005 the Company entered into an agreement with Jeantex, Inc. in which .Lexor Holdings, Inc.  acquired Jeantex , Inc., California corporation and Susan Shin, an individual,  in a  share  purchase transaction in which Lexor Holdings, Inc. has agreed to acquire 100% of the issued and outstanding equity interest of Jeantex, Inc. in exchange for  56,350,000 shares of Lexor common stock The shares of Lexor common stock to be issued shall be restricted pursuant to Rule 144.

The Company has submitted to the Secretary of State of Florida to change its Corporate name to Jeantex Group, Inc. and it has obtained new ‘JNTX' symbol.

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

 * The Company has experienced losses in the past.

 * Competitor product introductions could reduce the Company's current market share.

 * The Company may not be able to manage expansion and anticipated growth effectively.

Results of Operations

Three-Month Period Ended June 30, 2005 Compared to Three-Month Period Ended June 30, 2004

The Company's net sales for the three-month period ended June 30, 2005 were $1,057,800 compared to $0 for the same period ended June 30, 2004. This increase in sales for the three-month period ended June 30, 2005 over the same period in 2004 is attributable to several factors including discontinuation of business of Lexor International, Inc. Lexor Holdings did not operate during six months. However the Company aquired the business of Jeantex, Inc which specializes in the manufacturing of denim goods.

For the three-month period ended June 30, 2005 the Company has as positive gross margin of $227,996 compared to a margin of $0 for the same period ended June 30, 2004. For the period ending June 30, 2004, the financial statements have been re-presented to show the discontinued business of Lexor International, Inc.  The Company did acquire the business of Jeantex, Inc. on June 29, 2005.

Results of Operations

Six-Month Period Ended June 30, 2005 Compared to Six-Month Period Ended June 30, 2004

The Company's net sales for the six-month period ended June 30, 2005 were $2,238,118 compared to $0 for the same period ended June 30, 2004. This increase in sales for the six-month period ended June 30, 2005 over the same period in 2004 is attributable to discontinuation of Lexor International, Inc. and acquisition of Jeantex, Inc.

Operating expenses consisting primarily of sales and marketing expense and general and administrative expense totaled $7,588,083 for the six-month period ended June 30, 2005 compared to $0 for the same period ended June 30, 2004.  For the period ending June 30, 2004, the financial statements have been re-presented to show the discontinued business of Lexor International, Inc.

Liquidity and Capital Resources

For the six-month period ended June 30, 2005, the Company's primary source of cash was from operations. During this period, $1,131,795 was used by operating activities compared to a use of $178,293 for operations during the same period ended June 30, 2004. The negative cash flow from operations for the six-month period ended June 30, 2005 is primarily attributable to the net loss of $3,306,339 of write-off of goodwill and offset by the non-cash charge for stock issued for services and depreciation of $7,029,712.

The negative cash flow from operations for the six-month period ended June 30, 2005 is primarily attributable to the net loss of $3,306,339 of write-off of goodwill and services of $7,022,910 issued by shares of common stock  and the increase in accounts receivable of $143,071.

During the six-month period ended June 30, 2005, the Company used $35,208 for financing activities.

The Company has incurred an accumulated deficit as of June 30, 2005 of $13,876,661.  The Company's total assets exceeded the total liabilities by $219,512 at June 30, 2005. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Ulrich vs. Than, et al. and related cross-action, Case Number 1-05-CV-040356;

Welby, et al. vs. Le, et al. and related cross-action, Case Number 1-05-CV-038287;

Feezor, et al. vs. Le, et al. and related cross-action, Case Number 1-04-CV-029940;

Eakins vs. Lexor International, Inc., et al., Case Number 1-05-CV-045817;

Jordan, et al. vs. Lexor International, et al., Case Number 1-05-CV-040365.

Santa Clara County Superior Court, Civil - Unlimited Jurisdiction, 191 North First Street, San Jose, CA 95113:

These claims are for the personal injuries allegedly sustained by Plaintiffs as a result of their patronage of certain nail salons and the use of foot spas designed and manufactured by Defendants Lexor International, Inc., a Maryland corporation, and Christopher Lac Long, and sold by Defendants Lexor International, Inc., Christopher Lac Long and David Vo, individually and DBA Little Saigon Beauty Supply, which were allegedly defective and allegedly improperly designed, maintained, sanitized, disinfected, labeled and/or instructed by Defendants.

Management believes these claims have no merit as far as Jeantex, Inc. and Jeantex Group, Inc. are concerned and will defend them vigorously.

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

31.1      Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer

31.2      Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer

32.1     Section 1350 Certification of Chief Executive Officer

32.2     Section 1350 Certification of Chief Financial Officer

Item 1.01    Entry into a Material Definitive Agreement.

On June 22, 2005, Lexor Holdings, Inc. ("Lexor" or the "Company") entered into a Stock Purchase Agreement ("Agreement") with Jeantex, Inc., a California corporation ("Jeantex") and Susan Shin, an individual who is the president and sole shareholder of Jeantex ("Shin").  Pursuant to the terms of the Agreement, Lexor has agreed to acquire 100% of the issued and outstanding equity interests of Jeantex in exchange for 56,350,000 shares of Lexor common stock.  The shares of Lexor common stock to be issued shall be restricted from resale until such time as they may be sold pursuant to Rule 144.  The Closing of this transaction was scheduled for June 30, 2005.

Jeantex is in the business of designing, developing, manufacturing and marketing of consumer products for apparel markets worldwide.  Jeantex currently manufactures denim jeans for such companies as ABS, Blue Cult, Guess, Hurley, Limited Express and Lucky.  Jeantex also manufactures and markets new lines of uniquely designed premium jeans, T-Shirts, and accessories under the "Bone People" trademark, which are currently being marketed in Germany, Japan, Portugal, Scandinavia, Spain and the United States.

Item 1.02    Termination of a Material Definitive Agreement

    On March 31, 2005, Lexor Holdings, Inc. ("Lexor" or the "Company") entered into a Rescission Agreement with Lexor International Incorporated ("International"), a Maryland corporation which Lexor had acquired pursuant to an Agreement and Plan of Merger, dated September 29, 2003 ("Merger Agreement") and Christopher Long ("Long"), the sole shareholder of International at the time of the Merger Agreement.

    The Rescission Agreement calls for the total rescission of the Merger Agreement and a return of 100% of the issued and outstanding equity interests of International to Long.   Additionally, Long and International have agreed to surrender the 10,867,000 shares of Lexor Common Stock they received under the Merger Agreement.  Each party to the Rescission Agreement will be entitled to a return of any assets which it held prior to the closing of the Merger Agreement and will be responsible for any liabilities accrued on its behalf.  The Rescission Agreement is attached hereto as Exhibit 10.2.

Item 2.01    Completion of Acquisition or Disposition of Assets.

    On June 29, 2005, the transaction contemplated in the Agreement was completed and a Closing Memorandum was executed by all parties.  The Company has submitted paperwork to the Secretary of State of Florida to change its corporate name to "Jeantex  Group, Inc." and will also change its stock trading symbol.

Item 4.01. Changes in Registrant's Certifying Accountant

     (a) Previous independent accountants

     (i) Effective April 25, 2005, Lexor Holdings, Inc. ("Registrant", "Lexor" or the "Company"), confirmed with its auditors, Kabani and Company, Inc. ("Kabani"), that the firm would no longer be representing the Registrant as its accountants. As of that date, Kabani informed the Registrant that Kabani would not stand for re-election as the Registrant's accountants.

     (ii) Kabani last reported on Registrant's financial statements as of March 31, 2004 (for the fiscal year ended December 31, 2003). Registrant's financial statements for the past two years, as audited by Kabani, included independent auditor's reports containing explanatory paragraphs describing the uncertainty as to the Company's ability to continue as a going concern.

     (iii) The change of independent accountants was ratified by the Board of Directors of Registrant on April 28, 2005.

     (iv) During Registrant's two most recent fiscal years and the subsequent interim period through April 28, 2005, there were no disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, to Kabani's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  However, Kabani's reports on the Company's consolidated financial statements contained an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

     (v) During the two most recent fiscal year and the subsequent interim period through April 28, 2005, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

            (a) During the previous two fiscal years and the subsequent interim period through April 28, 2005, Kabani did not advise Registrant that the internal controls necessary for the registrant to develop reliable financial statements do not exist.

            (b)  During the previous two fiscal years and the subsequent interim period through April 28, 2005, Kabani did not advise Registrant that any information had come to their attention which had led them to no longer be able to rely on management's representation, or that had made Kabani unwilling to be associated with the financial statements prepared by management.

            (c)  During the previous two fiscal years and the subsequent interim period through April 28, 2005, Kabani did not advise Registrant that the scope of any audit needed to be expanded significantly and that more investigation was necessary.

            (d)  During the previous two fiscal years and the subsequent interim period through April 28, 2005, Kabani did not advise Registrant that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.

     (vi) The Registrant has requested that Kabani furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated April 28, 2005, is filed as Exhibit 16.1 to this Form 8-K.

     (b) New independent accountants

     The Registrant has engaged Jaspers + Hall, PC ("Jaspers") as its new independent accountant on April 28, 2005. Prior to April 28, 2005 the Registrant had not consulted with Jaspers regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by Jaspers concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

Item 5.02    Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

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

     Henry D. Fahman has been President and Chairman of the Board of Providential Holdings, Inc., a corporation currently trading on the Over-the-Counter Bulletin Board under the symbol "PRVH", since January 14, 2000, and is currently Acting Financial Officer of the Company. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman is currently Vice Chairman of the Board of Trustees of Union College of California, Chairman of Apollos University, and President of Providential Foundation, Inc., all of which are non-profit organizations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jeantex Group,  Inc.

By: /s/ Henry Fahman
Henry Fahman , Chief Executive Officer, Chairman and Treasurer
Dated: August 15, 2005
Huntington Beach, CA,

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d) (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Henry Fahman, the President and Treasurer of Jeantex Group, Inc. (the "Company"), certify that:

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

President and Treasurer

Jeantex Group , Inc.

August 15, 2005

Exhibit 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Jeantex Group, Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission (the "10-QSB Report") that: (1) the 10-QSB Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 15, 2005

/s/ Henry Fahman

President and Treasurer

Jeantex Group, Inc.