Form 10QSB/A
period 2005-06-30
LEXOR HOLDINGS INC
filed 2005-08-24
CIK 106311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB/A

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

6.    MAJOR CUSTOMERS AND SUPPLIERS

For the six-month period ended June 30, 2005, three customers provided more than 90% of the Company's net sales. The accounts receivable balance due from these customers at June 30, 2005 is $395,265.               .

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

Results of Operations

Three-Month Period Ended June 30, 2005 Compared to Three-Month Period Ended June 30, 2004

Revenues:

The Company's net sales for the three-month period ended June 30, 2005 were $1,057,800 compared to $0 for the same period ended June 30, 2004. This increase in sales for the three-month period ended June 30, 2005 over the same period in 2004 is attributable to several factors including discontinuation of business of Lexor International, Inc. Lexor Holdings did not operate during six months. However the Company acquired the business of Jeantex, Inc which specializes in the manufacturing of denim goods.

Gross Margin:

For the three-month period ended June 30, 2005 the Company has as positive gross margin of $227,996 compared to a margin of $0 for the same period ended June 30, 2004. For the period ending June 30, 2004, the financial statements have been re-presented to show the discontinued business of Lexor International, Inc.  The Company did acquire the business of Jeantex, Inc. on June 29, 2005.

Operating Expenses:

Operating expenses consisting primarily of sales and marketing expenses, general and administrative expenses, and reorganization expenses totaled $7,254,874 for the three-month period ended June 30, 2005 compared to $0 for the same period ended June 30, 2004.  For the period ending June 30, 2004, the financial statements have been re-presented to show the discontinued business of Lexor International, Inc.

Other Expenses:

The Company recorded a write-off of goodwill in the amount of $3,306,339 for the three-month period ended June 30, 2005 in connection with the acquisition of Jeantex, Inc.

Net Loss:

Net loss for the three months ended June 30, 2005 was $10,333,217, compared to a net loss of $1,501,519 for the same period in 2004, which is equivalent to a net loss per share of $1.413 and $0.096, respectively, based on the weighted average number of basic and diluted shares outstanding. The difference is primarily attributed to the acquisition of Jeantex, Inc. and the reorganization of the Company.

Results of Operations

Six-Month Period Ended June 30, 2005 Compared to Six-Month Period Ended June 30, 2004

Revenues:

The Company's net sales for the six-month period ended June 30, 2005 were $2,238,118 compared to $0 for the same period ended June 30, 2004. This increase in sales for the six-month period ended June 30, 2005 over the same period in 2004 is attributable to discontinuation of Lexor International, Inc. and acquisition of Jeantex, Inc.

Gross Margin:

For the six-month period ended June 30, 2005 the Company has as positive gross margin of $561,205 compared to a margin of $0 for the same period ended June 30, 2004. For the period ending June 30, 2004, the financial statements have been re-presented to show the discontinued business of Lexor International, Inc.  The Company did acquire the business of Jeantex, Inc. on June 29, 2005.

Operating Expenses:

Operating expenses consisting primarily of sales and marketing expense and general and administrative expense totaled $7,588,083 for the six-month period ended June 30, 2005 compared to $0 for the same period ended June 30, 2004.  For the period ending June 30, 2004, the financial statements have been re-presented to show the discontinued business of Lexor International, Inc.

Other Expenses:

The Company recorded a write-off of goodwill in the amount of $3,306,339 for the six-month period ended June 30, 2005 in connection with the acquisition of Jeantex, Inc.

Net Loss:

Net loss for the six months ended June 30, 2005 was $10,576,181, compared to a net loss of $1,463,616 for the same period in 2004, which is equivalent to a net loss per share of $1.663 and $0.095, respectively, based on the weighted average number of basic and diluted shares outstanding. The difference is primarily attributed to the acquisition of Jeantex, Inc. and the reorganization of the Company.

Liquidity and Capital Resources

For the six-month period ended June 30, 2005, the Company's primary source of cash was from operations. During this period, $1,131,795 was used by operating activities compared to a use of $178,293 for operations during the same period ended June 30, 2004. The negative cash flow from operations for the six-month period ended June 30, 2005 is primarily attributable to the net loss of $3,306,339 of write-off of goodwill, the non-cash charges for stock issued for services and depreciation of $7,029,712, offset by the increase in accounts receivable of $143,071, decrease in accounts payable of $252,438, decrease in payroll taxes payable of $261,247, and decrease in accrued expenses of $495,103.

During the six-month period ended June 30, 2005, the Company used $35,208 for financing activities, compared to the use of $21,286 for financing activities in the same period ended June 30, 2004.

The Company has incurred an accumulated deficit as of June 30, 2005 of $13,876,661.  The Company's total assets exceeded the total liabilities by $219,512 at June 30, 2005. The future of the Company is dependent on its ability to generate cash from operations and additional financing. There can be no assurance that the Company will be able to implement it current operating plan.

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

(1) I have reviewed this quarterly report on Form 10QSB/A of the Company;

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