Form 10QSB
period 2005-09-30
Jeantex Group, Inc.
filed 2005-11-23
CIK 106311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Yes [ X ] No [ ]

At September 30, 2005, the Registrant had 81,662,764,050 Class A Non-Assessable and 9,958 Class B Assessable shares of common stock issued and outstanding, including 10,867,000 share of Class A Non-Assessable stock to be cancelled.

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

 JEANTEX GROUP, INC.

(formerly LEXOR HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEET

September 30, 2005

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash	$ 283,111	$ 36,866
Accounts receivable - net	-	252,194
Prepaid expenses	3,616	-
Loans receivables	416,347	-
Due from shareholders	1,291,025	-
Total Current Assets	1,994,099	289,060

Property and equipment - net	116	69,843

Deposits	-	8,000

TOTAL ASSETS	$ 1,994,215	$ 366,903

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable - trade	$ 13,384	$ 275,736
Payroll taxes liabilities	15,230	269,891
Accrued expenses	17,545	516,248
Accrued interest	10,000	-
Officers Loan	100	200,000
Notes payable - others	83,789	-
Notes payable - related parties	250,000	27,862
Total current liabilities	390,049	1,289,737

Long-term Liabilities:
Notes payable - related parties	-	425,000
Notes payable	-	37,346
Total long-term liabilities	-	462,346

TOTAL LIABILITIES	390,049	1,752,083

Stockholders' Deficit
Class A Common Stock, non-assessable, $.001 par value,
4,999,500,000 shares authorized, 81,662,764 & 16,270,050 issued and outstanding	81,663	16,270
10,867,000 shares to be cancelled	(10,867)	-
Class B Common Stock, assessable, $.001 par value,
10,000 shares authorized, 9,958 issued and outstanding	10	10
Common shares to be issued	-	-
Additional paid-in capital	14,978,615	1,899,020
Retained deficit	(13,445,255)	(3,300,480)
Total Stockholders' Equity (Deficit)	1,604,166	(1,385,180)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,994,216	$ 366,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 JEANTEX GROUP, INC.

(formerly LEXOR HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 and 2004

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net Sales	$ 804,644	$ 1,982,750	$ 804,644	$ 5,404,099

Cost of goods sold	99,963	2,335,075	99,963	6,558,414

Gross profit (loss)	704,681	(352,325)	704,681	(1,154,315)

Operating Expenses:
Sales and marketing	22,603	115,905	22,603	267,576
General and administrative	795,961	70,068	929,382	1,013,948
Reorganization expenses	-	-	7,394,622	-
Goodwill written off	2,240,933	-	2,240,933	-
Total Operating Expenses	3,059,497	185,973	10,587,540	1,281,524

Operating Loss	(2,354,816)	(538,298)	(9,882,859)	(2,435,839)

Other Income (Expense)
Interest expense	(5,000)	(8,035)	(10,000)	(21,806)

Net loss	$ (2,359,816)	$ (546,333)	$ (9,892,859)	$ (2,457,645)

Basic and diluted net loss per share	$ (0.09)	$ (0.03)	$ (0.50)	$ (0.16)

Basic and diluted weighted average shares outstanding	27,049,069	16,280,008	19,863,056	15,658,913

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 JEANTEX GROUP, INC.

(formerly LEXOR HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004

Cash Flows from Operating Activities:
Net Income	$ (9,892,859)	$ (2,457,645)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	21,091
Common shares issued for services	7,394,622	1,765,300
Write-off of goodwill	2,240,933	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(2,000)	(5,333)
(Increase) in accounts receivable	114,053	54,174
(Increase) in inventory	-	(7,959)
(Increase) in deposits	-	(86,398)
(Decrease) increase in accounts payable	59,356	345,221
(Decrease) increase in payroll payable	(1,493)	49,285
(Decrease) in accrued expenses	17,645	-
Increase in accrued interest	10,000	-
(Increase) in customer deposits	-	260,899
Total adjustments	9,833,116	2,396,280
Net cash Used In Operating Activities	(59,743)	(61,365)

Cash Flows from Investing Activities
Stock issued for acquisition	-	-
Purchase of property and equipment	20	(115,651)
Cash Flows Used In Investing Activities	20	(115,651)

Cash Flows from Financing Activities
Stock issued for cash	-	-
Proceeds from long-term debt	215,500	258,307
Repayment from long-term debt	-	(87,365)
Cash Flows Provided by Financing Activities	215,500	170,942

Net (Decrease) Increase in Cash and Cash Equivalents	155,778	(6,074)

Cash and Cash Equivalents at Beginning of Period	127,333	43,313

Cash and Cash Equivalents at End of Period	$ 283,111	$ 37,239

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$ -	$ 2,118
Income Taxes Paid	$ -	$ -

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common shares issued for services	$ 7,394,622	$ 1,765,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JEANTEX GROUP, INC. (LEXOR HOLDINGS, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Jeantex Group, Inc. (formerly Lexor Holdings, Inc.) (the "Company") is a Florida corporation originally incorporated as an Idaho corporation on August 23, 1947. The Company was organized to explore for, acquire and develop mineral properties in the State of Idaho and the Western United States. During the past several years the Company's activities have been confined to annual assessment and maintenance work on its Idaho mineral properties and other general and administrative functions. As of September 30, 2000, no proven or probably reserves had been established at any of the company's mineral properties. On November 1, 2001, the Company entered into an Asset Purchase Agreement to transfer all of its interest in its properties to WSL, LLC, an entity controlled by its former president and director, Harry F. Magnuson, who is the father of H. James Magnuson, president and director of the Company at that time. This agreement was ratified by the Company's shareholders at a special meeting on August 16, 2002.

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

The merger of the Company with Lexor was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Lexor obtained control of the consolidated entity.

Accordingly, the merger of the two companies was recorded as a recapitalization of Lexor, with the Lexor being treated as the continuing entity. The historical financial statements to be presented was those of Lexor. The continuing company has changed its fiscal year end to December 31.

The Name of the Company was changed to Lexor Holdings, Inc on September 30, 2003.

Lexor signed an agreement on March 29, 2005 to cancel the 10,867,000 shares issued to Christopher Long in return for the assets and liabilities of Lexor, Inc. The Company’s management viewed the rescission as a divestiture/discontinuance of  a business.

On June 29, 2005 the Company entered into an agreement with Jeantex, Inc. in which Lexor Holdings, Inc.  acquired all the issued and outstanding shares of Jeantex , Inc., a California corporation, from Susan Shin, an individual,  in exchange for  20,000,000 shares of Lexor Holdings, Inc. common stock The shares of Lexor Holdings, Inc. common stock issued shall be restricted pursuant to Rule 144.

The Company has changed its Corporate name to Jeantex Group, Inc. and obtained a new  trading symbol 'JNTX'.

The Company qualifies under Regulation SB as a "small business issuer", (i.e. less than $25,000,000 in revenues; a U.S. company other than an investment company) and has met the small business issuer requirements at the end of the past two consecutive fiscal years.

Description of Properties

Company's headquarters is located at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647 and its manufacturing facilities are located at 130 E. Jefferson Street, Los Angeles, CA 90011.

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

Loans Receivable

Loans receivables consist of the following as on September 30, 2005

a) Bio-Warm Corporation, Inc.	$ 235,000	8% interest unsecured and due on demand
b) Providential Holdings, Inc.	$ 30,000	8% interest unsecured and due on demand
c) European Express	$ 51,347	8% interest unsecured and due on demand
d) SS Home Development, LLC	$ 100,000	8% interest unsecured and due on demand
Total	$ 416,347

3.     NOTE PAYABLE - RELATED PARTY

The Note Payable to a former officer consists of the following:

Note 1	Due September 30, 2005	$250,000

$250,000

The note is unsecured and bears an annual interest rate of 8% on the unpaid principal balance.

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

Class A Common Stock

At September 30, 2005, the Company has authorized for issue, 4,999,500,000 shares of Class A Common Stock with a par value of $0.001. Class A Common Stock issued and outstanding of 81,662,764  shares at September 30, 2005, is fully paid and non-assessable (including 10,867,000 shares to be cancelled).

Class B Common Stock

At September 30, 2005, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares at September 30, 2005, is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Class A or B shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

Stock issuance

The following capital stock transactions occurred during the last three months:

On September 16, 2005, the Company issued 20,000,000 shares of its $0.001 par value common stock to Susan Shin for acquisition of Jeantex, Inc. in the amount of $3,600,000.

On September 16, 2005, the Company issued 500,000 shares of its $0.001 par value common stock to Ted Kalmon for services in the amount of $90,000.

On September 16, 2005, the Company issued 3,000,000 shares of its $0.001 par value common stock to red5 holdings, Inc. for services in the amount of $540,000 .

On September 16, 2005, the Company issued 7,000,000 shares of its $0.001 par value common stock to Johnny Park for services in the amount of $1,260,000 .

On September 16, 2005, the Company issued 3,000,000 shares of its $0.001 par value common stock to Han Sun Corp. for services in the amount of $540,000 .

On September 16, 2005, the Company issued 2,000,000 shares of its $0.001 par value common stock to Jean55 for services in the amount of $360,000 .

On September 16, 2005, the Company issued 2,000,000 shares of its $0.001 par value common stock to Dong Won Lee for services in the amount of $360,000 .

On September 16, 2005, the Company issued 150,000 shares of its $0.001 par value common stock to Tam S ul for services in the amount of $27,000 .

On September 16, 2005, the Company issued 2,343,000 shares of its $0.001 par value common stock to Providential Holdings for services in the amount of $421,740 .

On September 16, 2005, the Company issued 2,000,000 shares of its $0.001 par value common stock to Henry Fahman for services in the amount of $360,000 .

On September 16, 2005, the Company issued 3,407,000 shares of its $0.001 par value common stock to Providential Holdings for services in the amount of $613,260 .

On September 16, 2005, the Company issued 2,000,000 shares of its $0.001 par value common stock to NFI Management ltd. for services in the amount of $360,000 .

On September 16, 2005, the Company issued 250,000 shares of its $0.001 par value common stock to Hung Nugyen for services in the amount of $45,000 .

On September 16, 2005, the Company issued 100,000 shares of its $0.001 par value common stock to David Lee for services in the amount of $18,000 .

On September 16, 2005, the Company issued 200,000 shares of its $0.001 par value common stock to Timothy Pham for services i n the amount of 36,000 .

On September 16, 2005, the Company issued 1,000,000 shares of its $0.001 par value common stock to Tina Pham for services in the amount of $180,000 .

On September 16, 2005, the Company issued 3,700,000 shares of its $0.001 par value common stock to Sigma unlimited for services in the amount of $666,000 .

On September 16, 2005, the Company issued 3,700,000 shares of its $0.001 par value common stock to Just Design for services in the amount of $666,000 .

On September 16, 2005, the Company issued 3,285,714 shares of its $0.001 par value common stock to Susan Shin for cash in the amount of $591,428 .

On September 16, 2005, the Company issued 300,000 shares of its $0.001 par value common stock to Hung Nguyen for cash in the amount of $54,000 .

On September 16, 2005, the Company issued 500,000 shares of its $0.001 par value common stock to David Lee for cash in the amount of $90,000 .

On September 16, 2005, the Company issued 4,957,000 shares of its $0.001 par value common stock to Providential Holdings for services in the amount of $892,260 .

5.    EMPLOYEE BENEFIT PLAN

The 2003 Employee Benefit Plan ("the Plan") adopted by the Board of Directors on September 26, 2003, provides for the granting of either a stock award or non-qualified stock options to purchase shares of the Company's Class A Common Stock to employees, officers, directors and consultants of the Company. At September 30, 2005, 1,270,000 shares had been issued out of 1,500,000 shares of Class A Common Stock reserved for issuance under the Plan.

6.    BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three-month and nine-month period ended September 30, 2005 and 2004 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

7.    GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $13,445,255 at September 30, 2005. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended September 30, 2005, towards management of liabilities and improving the operations Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

Results of Operations

Amounts for the Three-Month Period Ended September 30, 2005 Compared to Three-Month Period Ended September 30, 2004

Amounts for the three months period ended September 30, 2005 represent the operations of Jeantex, Inc., which is engaged in the apparel-clothing business, whereas figures for the three months period ended September 30, 2004 represent those of Lexor International, Inc, which operated a pedicure-spa business.

The C ompany's revenues for the quarter ended September 30, 2005 were $804,644, compared to $1,982,750 for the same quarter  ended September 30, 2004. The difference is mainly from the nature and scope of business related to each period.

Gross margin was $704,681, or equivalent to 87.57% of revenue for the quarter ended September 30, 2005, as compared to gross loss of $352,325, or (17%) of revenue for the quarter ended September 30, 2004.  The difference in gross margins between the two periods is mainly from the labor contract from various customers for the quarter ended September 30, 2005 and the increase in manufacturing cost for the previous period.

Operating expenses for the quarter ended September 30, 2005 were $3,059,497, consisting primarily of sales and marketing expense in the amount of $22,603, general and administrative expense of $795,961, and goodwill write-off of $2,240,933.  Operating expenses for the quarter ended September 30, 2004 were $185,973, consisting of sales and marketing expense in the amount of $115,905 and general and administrative expense of $70,068. The difference is due to the increase in general and administrative expense and the write-off of goodwill during the current quarter.

Interest expense amounted to $5,000 for the quarter ended September 30, 2005, as compared to $8,035 for the corresponding period ended September 30, 2004..

Net loss for the quarter ended September 30, 2005 was $2,240,933, or ($0.09) per basic and diluted average share, as compared to net loss of $546,333, or ($0.03) per basic and diluted average share for the corresponding quarter ended September 30, 2004. The difference is primarily due to write-off of goodwill during the quarter ended September 30, 2005 and the nature and scope of business related to each respective period.

Liquidity and Capital Resources

For the quarter ended September 30, 2005, the Company used cash in operating activities of $59,743, as compared to $61,365 for the period ended September 30, 2004.

Cash flow provided by financing activities was $215,500 during the quarter ended September 30, 2005, as compared to $170,942 for the quarter ended September 30, 2004..

The company has incurred an accumulated deficit as of September 30, 2005 of $13,445,255. As shown in the accompanying consolidated financial statements, the Company has incurred losses in the quarter ended September 30, 2005. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that the Company will be able to implement it current operating plan.

Amounts for the Nine-Month Period Ended September 30, 2005 Compared to Nine-Month Period Ended September 30, 2004

Figures for the nine months period ended September 30, 2005 represent the operations of Jeantex, Inc., which is engaged in the apparel-clothing business, whereas figures for the nine months period ended September 30, 2004 represent those of Lexor International, Inc, which operated a pedicure-spa business.

The company's  revenues for the nine months period ended September 30, 2005 were 804,644 compared to $5,404,099 for the same period ended September 30, 2004. The difference is mainly from the nature and scope of business related to each period.

Gross margin was $704,681, or 87.57%  of revenue for the nine months period ended September 30, 2005, as compared to ($1,154,315) or (21.35%) of revenue for the nine months ended September 30, 2004.  The difference in gross margins between the two periods is mainly from the labor contract from various customers for the nine months ended September 30, 2005 and the increase in manufacturing cost for the previous period.

Operating expenses for the nine months ended September 30, 2005 were $10,587,540, consisting primarily of sales and marketing expense in the amount of $22,603, general and administrative expense of $922,382, reorganization expense of $7,394,622, and goodwill write-off of $2,240,933.  Operating expenses for the nine months ended September 30, 2004 were

$1,281,524, consisting of sales and marketing expense in the amount of $267,576 and general and administrative expense of $1,013,948, respectively.

Interest expense amounted to $10,000 for the nine months ended September 30, 2005, as compared to $21,806 for the corresponding period ended September 30, 2004.

Net loss for the nine months ended September 30, 2005 was $9,892,859, or ($0.50) per basic and diluted average share, as compared to net loss of $2,457,645, or ($0.16) per basic and diluted average share for the corresponding period ended September 30, 2004. The difference is primarily due to the reorganization of the Company during the nine months ended September 30, 2005 and the nature and scope of business related to each respective period.

Liquidity and Capital Resources

For the nine months ended September 30, 2005, the Company used cash in operating activities of $59,743, as compared to $61,365 for the period ended September 30, 2004.

Cash flow provided by financing activities was $215,500 during the nine months ended September 30, 2005, as compared to $170,942 for the nine months ended September 30, 2004..

The Company has incurred an accumulated deficit as of September 30, 2005 of $13,445,255. As shown in the accompanying consolidated financial statements, the Company has incurred losses in the nine months period ended September 30, 2005. The future of the Company is dependent on its ability to generate cash from operations. There can be no assurance that theCompany will be able to implement it current operating plan.

Item 3.    Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our principal executive/financial officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based on this evaluation, our principal executive/financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that the controls and procedures were effective in ensuring that information required to be disclosed in our SEC reports is accumulated and communicated to our management, including our principal executive/financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the Evaluation Date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

Exhibits:

31.1      Rule 13a-14a/15d-14(a) Certification of Chief Executive/Financial Officer

32.1     Section 1350 Certification of Chief Executive/Financial Officer

Items Reported on Form 8-K

On July 5, 2005, the Company reported its acquisition of Jeantex, Inc. on Form 8-K.  The Company filed an amendment to this 8-K on August 25, 2005.  The amendment includes the financial information required to complete the acquisition transaction.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jeantex Group,  Inc.

By: /s/ Henry Fahman
Henry Fahman , Interim Chief Executive Officer, Chairman and Treasurer
Dated: November 22, 2005
Huntington Beach, CA

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d) (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Henry Fahman, certify that:

(1) I have reviewed this quarterly report on Form 10QSB of Jeantex Group, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

        (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d)  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

        (a) any deficiencies and material weaknesses in the design or operation of internal controls which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

/s/ Henry Fahman

Principal Executive/Financial Officer

Jeantex Group , Inc.

November 22, 2005

Exhibit 32.1

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Jeantex Group, Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission (the "10-QSB Report") that: (1) the 10-QSB Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 22, 2005

/s/ Henry Fahman

Interim CEO/Chief Financial Officer

Jeantex Group, Inc.