Form 10KSB
period 2005-12-31
Jeantex Group, Inc.
filed 2006-05-03
CIK 106311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

      (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                        EXCHANGE ACT OF 1934 (no fee required)

 For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period ____ to ____

Commission file number 1-3477

JEANTEX GROUP, INC.

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

Common Stock, Class A Non-Assessable and Class B Assessable, par value $0.001 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [  ]

As of December 31, 2005, there were 82,228,764 shares of the issuer's Common Stock, formerly known and interchangeably referred to as Class A Common Stock in this report, (including 10,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B Common Stock issued and outstanding.

There is only a limited trading market in the shares of the issuer's common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own 41,496,664 shares of the Issuer's issued and outstanding common stock and 40,732,100 shares are held by non-affiliates. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer's common stock, both of record and beneficially and affiliates thereof.

On March 29, 2005 Company cancelled the merger agreement with Lexor International, Inc. Cancellation of the agreement results in cancellation of 10,867,000 shares of its Class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long.

The Company qualifies under Regulation SB as a "small business issuer", (i.e. less than $25,000,000 in revenues; a U.S. company other than an investment company) and has met the small business issuer requirements at the end of the past two consecutive fiscal years.

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTY

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS & PLAN OF OPERATION

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

ITEM 8B. OTHER INFORMATION

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART I

Item 1. DESCRIPTION OF BUSINESS

General

Jeantex Group, Inc., formerly Western Silver-Lead Corporation, (the "Company") is a Florida corporation originally incorporated as an Idaho corporation on August 23, 1947. On November 1, 2001, the Company entered into an Asset Purchase Agreement to transfer all of its interest in its properties to WSL, LLC, an entity controlled by its former president and director, Harry F. Magnuson, who is the father of H. James Magnuson, president and director of the Company at that time. The Company’s shareholders at a special meeting on August 16, 2002 ratified this agreement.

On September 24, 2003 the parent Western Silver-Lead Corporation, an Idaho corporation, merged into the wholly-owned subsidiary Western Silver-Lead Corporation, a Florida corporation whereby each shareholder of the Idaho corporation’s Class A common stock, par value $0.001, received one share of common stock, par value $0.001, of the Florida corporation and each shareholder of the Idaho corporation’s Class B common stock, par value $0.001, received one share of Class B common stock, par value $0.001 of the Florida corporation. The merger was between the parent and the subsidiary corporation and the parent was not the surviving corporation.

On September 29, 2003 the Company entered into an Agreement of Merger with Lexor International, Inc, ("Lexor") a Maryland corporation. On October 1, 2003, the Company changed its name to Lexor Holdings, Inc.

On March 31, 2005, the Company entered into a rescission agreement with Lexor International, Inc. to terminate the agreement of Merger.  The Rescission Agreement calls for the total rescission of the Merger Agreement and a return of 100% of the issued and outstanding equity interests of International to Long and surrender of 10,867,000 shares of the Company’s Common A stock.  Each party to the Rescission Agreement will be entitled to a return of any assets which it held prior to the closing of the Merger Agreement and will be responsible for any liabilities accrued on its behalf. In addition, the Company would sign a promissory note to pay $250,000 to settle this agreement.

On June 22, 2005, the Company entered into a Stock Purchase Agreement with Jeantex, Inc., a California corporation. On June 29, 2005, the transaction contemplated in the Stock Purchase Agreement was completed and a Closing Memorandum was executed by all parties. The Company agreed to issue 20,000,000 shares of its Class A common stock to Jeantex, Inc.'s shareholder in exchange for 100% of the issued and outstanding equity interest of Jeantex, Inc. and issue 36,350,000 shares of its Class A common stock for consulting and reorganization expenses in connection with this transaction. On June 29, 2005 the board of director of the Company approved resolutions to stock transfer agent to issue shares to Jeantex pursuant to the Agreement.  The shares of Jeantex common stock to be issued shall be restricted pursuant to Rule 144.

The Company submitted to the Secretary of State of Florida to change its Corporate name to Jeantex Group, Inc. on July 1, 2005 and obtained its new ‘JNTX' symbol on July 25, 2005.

On December 20, 2005, the Company entered into a Stock Purchase Agreement with Yves Castaldi Corporation, a California corporation.  Pursuant to the terms of the Agreement, Jeantex Group, Inc. has agreed to acquire 51% of the total issued and outstanding equity interests of Castaldi (10,408 shares of common stock) in exchange for the payment of $650,000 in cash ($50,000 paid on December 29, 2005 and an executed promissory note for the remaining $600,000 of which $300,000 is to be used for working capital) and the issuance of 10,000,000 newly-issued shares of Jeantex Group, Inc. common stock.  The 10,000,000 shares of Jeantex restricted common stock will be vested on a pro rata basis, based on a minimum of $10,000,000 in revenues and between $2.5 and $3.0 million in net profit to be generated by Yves Castaldi Corporation in the next 12 months.  The closing of this acquisition occurred December 30, 2005.

The Company qualifies under Regulation SB as a "small business issuer", (i.e. less than $25,000,000 in revenues; a U.S. company other than an investment company) and has met the small business issuer requirements at the end of the past two consecutive fiscal years.

Future Direction of the Company

Subsequent to the divesture of the pedicure spa business on March 31, 2005, the Company acquired Jeantex, Inc, a California corporation, on June 30, 2005 which has become a wholly-owned subsidiary of Jeantex Group, Inc.  Established in October 1999,  Jeantex, Inc. has been engaged in the design, development, manufacturing, and marketing of consumer products for the apparel markets worldwide. Jeantex, Inc.  has manufactured denim jeans for prominent brand names, including ABS, Blue Cult, Guess, Hurley, Limited Express, Lucky,  and Stronghold, and has also manufactured and marketed new lines of uniquely designed premium jeans, T-Shirts, and accessories under the "Bone People" name. Recently, Jeantex, Inc. has focused its attention on full-package private label accounts whereby the company is responsible for the entire production process, from the purchase of raw materials to the finished products.  On December 30, 2005, the Company acquired 51% ownership equity of Yves Castaldi Corporation, Inc., a California corporation, which designs high-end denim fashion collections. The Company intends to follow a four-pronged business model, which includes:

1. Private label manufacturing:  Jeantex, Inc. will be primarily engaged in providing full-package production to prominent and emerging private label brands.

2. Branded fashion: The Company designs, manufactures, and markets premium denim jeans, T-shirts, and accessories, including Yves Castaldi  collections, “Bone People” products, and others that may be added in the near future.

3. Strategic acquisitions: The Company intends to acquire several target companies in the US and abroad to enter new markets and increase its critical mass.

4. Auxiliary denim services: The Company intends to include auxiliary denim services, including sewing, embroidery, washing, baking, tucking, and other processes as part of the supply chain.

RISK FACTORS

An investment in our stock involves a number of risks, including but not limited to the following. You should carefully consider these  risks relating to our business and our common stock, together with the other information described elsewhere in this Form 10-KSB. If any of the following risks actually occur, our business, results of operations and financial condition could be materially affected, the trading price of our common stock could decline significantly, and you might lose all or part of your investment.

We are in the early stages of our restructuring, which makes it difficult to evaluate whether we will operate profitably in the future.

      We are in the early stages of the restructuring of our company, following the divestiture of Lexor International, Inc. and the acquisition of Jeantex, Inc. as well as 51% of Yves Castaldi Corporation.  As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record. Unanticipated problems, expenses and delays are frequently encountered in ramping up production and sales and developing new products, especially in the current stage of our business. Our ability to continue to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other things:

*  continue to successfully develop and operate production facilities or maintain existing or new agreements with third parties to perform these functions on our behalf; and

*  successfully market, distribute and sell our products or enter into agreements with third parties to perform these functions on our behalf.

      Given our limited operating history, lack of long-term sales history and other sources of revenue, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to continue to be profitable.

The future of our company will depend upon our ability to continue to obtain adequate orders for our products, prompt payment for our products and sufficient financing to execute our growth strategy. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

Acquisitions entail risks that may negatively impact our operating results.

Our company is in the process of evaluating various opportunities and negotiating to acquire other companies in the textile-apparel clothing industry, both in the US and abroad. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. We have limited experience in assimilating acquired organizations into our operations. Although potential synergy may be achieved by acquisitions of related businesses, no assurance can be given as to the Company's ability to integrate successfully any operations, personnel, services or products that have been acquired or might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on the Company's business, financial condition and operating results.

Fashion trends could adversely affect our business if our products and designs are not accepted by the marketplace.

      Our branded fashion  is an important part to our success and competitive position, and the inability to continue to develop and offer  unique products to our customers could harm our business. We cannot be certain that high-fashion denim apparel will continue to be fashionable. There are no assurances that our future designs will be successful, and any unsuccessful designs could adversely affect our business.

Our business could be harmed if we are unable to establish and maintain our brand image.

      Our future success will be due in large part to the strength of our brand. If we are unable to timely and appropriately respond to changing consumer demand, our brand name and brand image may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles of apparel that are no longer popular.

Third parties who are part of our supply chain could have an adverse impact on our business.

      We depend substantially upon third parties for several critical elements of our business including, among other things, materials, production, sales and distribution activities. There can be no assurance that we or these third parties will be able to establish or maintain smooth supply chain activities, which could  negatively impact our business.

Changes in the economy may negatively impact our business.

      Our business depends on the general economic environment and levels of consumer spending that affect both the ultimate consumer and our primary direct customers. Purchases of high-fashion denim tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, maintain or increase our operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general.

Seasonal fluctuations in demand for high-fashion denim and delays in deliveries of materials and finished products may result in volatility of our stock price.

      Our revenues and operating results may fluctuate in the future due to a number of factors, many of which are beyond our control. For example, sales of denim products have historically been seasonal in nature with the strongest sales generally occurring in the second and third quarters. Delays in deliveries of purchased materials for our private label business, in scheduling or pickup of purchased products by our customers could negatively impact our net sales and results of operations for any given quarter. These and other general factors may cause fluctuations and even decreases in the trading price of our common stock.

Competition may negatively affect our business.

      We face intense competition in the denim industry from other established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the denim industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we compete, further increasing competition in the denim business. We may not be able to compete successfully both the present and in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common stock.

Our business could be harmed by inadequate inventory levels.

      We purchase materials from various suppliers and place orders with our manufacturers for some of our products for our customers’ orders. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, we may be unable to turn all purchased materials into finished products and may have in our inventory of purchased materials or products from other suppliers or manufacturers.

    Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish our market reputation and brand loyalty.

Our stock price is highly volatile.

      The trading price of our common stock has fluctuated significantly in the past, and is likely to remain volatile in the future. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

            *    quarterly variations in our operating results;

            *    changes in market valuations or financial results of high-fashion denim companies;

            *    any deviation from projected growth rates in revenues;

            *    any loss of a major customer or a major customer order;

            *    additions or departures of key management or design personnel;

            *    announcements by us or our competitors of new products, or significant acquisitions, strategic partnerships or joint ventures;

            *    difficulties or failures in integration of our acquisitions;

            *    future sales of our common stock; and

            *    activities of short sellers and risk arbitrageurs;

      In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many apparel companies, which often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our business could suffer from the financial instability of our customers.

     Financial difficulties with a customer, either in the private label business or branded business, could result in serious losses for our company.

The loss of our key management personnel would have an adverse impact on our future development.

      Our performance is substantially dependent upon the expertise of our key management personnel, including private label manufacturing and branded designs, and our ability to continue to hire and retain these personnel. The loss of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

      We do not maintain “key person” life insurance on any of our directors or senior executive officers.

Government regulation and supervision could restrict our business.

      Any negative changes to international trade agreements and regulations such as the North American Free Trade Agreement or any agreements affecting international trade such as those made by the World Trade Organization which result in a rise in trade quotas, duties, taxes and similar impositions or which has the result of limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products, could have an adverse effect on our business.

Scarcity of raw materials and increases in their prices could increase our cost of sales and negatively impact our operating results

     The prices we pay for fabrics are dependent on raw materials used to produced them, which may be affected by a variety of factors, including crop yields, weather, supply conditions, government regulation, economic climate and other unpredictable factors. Any raw material price increases could increase our cost of sales and decrease our profit margins unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

We do not expect to declare or pay any dividends.

      We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

      We cannot be certain that our products do not and will not infringe the intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the intellectual property rights of third parties by us or our customers in connection with their use of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, we may need to redesign or rename some of our products to avoid future infringement liability. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products.

Item 2. Description of Property

At December 31, 2005 the Company had following assets:

1. Furniture & Fixtures                          $ 6,493

2. Property and equipment.                    27,503

3. Vehicles                                             30,928

4. Office Equipment                                 4,222

Total                                                      69,146

Accumulated Depreciation                      35,808

Net Property and Equipment              $33,338

Following the divestiture of its pedicure spa business, the Company leases its administrative offices at $1,500 per month on a month-to-month basis at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647.

Jeantex, Inc. is leasing its premises at 930 E. Jefferson Street, Los Angeles, CA 90011 at $8,500 per month on a  month-to-month basis from Susan Shin, President of Jeantex, Inc., which is a wholly- owned subsidiary of Jeantex Group, Inc.

Yves Castaldi Corporation is leasing its premises at 910 South Los Angeles Street, Suite 601, Los Angeles, CA 90015 from Gerry Building, LLC at $8,000 a month for a two-year period starting August 2005 and ending July 2007.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

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

     Henry D. Fahman has been President and Chairman of the Board of Providential Holdings, Inc., a corporation currently trading on the Over-the-Counter Bulletin Board under the symbol "PRVH", since January 14, 2000, and is currently Acting Financial Officer of the Company. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman is currently Chairman of the Board of Trustees of Union College of California, Chairman of Apollos University, and President of Providential Foundation, Inc.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Registrant's Non-Assessable Common Stock (also known as Class A Common Stock) was quoted by Over the Counter Bulletin Board under the symbol LXRHE at the time the 10KSB Form for the period ended December 31, 2004 was filed in May 2005 while Class B Assessable Common stock was not traded. From 1/24/2005 to 3/02/2005, the Registrant's Class A Non-Assessable Common Stock was quoted on the Pink Sheet Quotation System under the symbol LXRH. The following table sets forth the range of high and low bid prices as reported by the Over the Counter Bulletin Board or the Pink Sheet Quotation System for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.  In May 2002, our shares were subject to a one for 10 recapitalization. In September 2003, our Common Stock shares were subject to a one for 10 recapitalization and our Class B Common shares were subject to a one for 500 recapitalization. The table below reflects such information. The Company’s Common Stock currently trades under the symbol “JNTX” on the Over the Counter Bulletin Board.

Fiscal Year 2004	High	Low

First Quarter Ending March 31,	$3.95	$1.10
Second Quarter Ending June 30,	$2.50	$0.31
Third Quarter Ending September 30,	$0.43	$0.10
Period Ending December 31,	$0.15	$0.09

Fiscal Year 2005
First Quarter Ending March 31,	$0.15	$0.09
Second Quarter Ending June 30,	$1.15	$0.095
Third Quarter Ending September 30,	$1.50	$0.30
Period Ending December 31,	$0.69	$0.30

Quarter Ended March 31, 2006	$1.03	$0.31

(B) Shareholders:

As of March 31, 2005, there were 607 Class A common stock shareholders and 517 Class B common stock shareholders.

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

Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's view only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequence events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the Securities and Exchange Commission

On June 22, 2005 the Company entered into an agreement with Jeantex, Inc. in which. Lexor Holdings, Inc.  acquired 100% of the issued and outstanding equity interest of Jeantex, Inc. in exchange for 20,000,000 shares of Lexor common stock. The shares of Jeantex Group, Inc. (formerly Lexor Holdings, Inc.) common stock issued are restricted pursuant to Rule 144.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

During the year ended December 31, 2005, the Company’s business was limited to the discontinued operations of Lexor International, Inc. for pedicure spa equipment in the first quarter of 2005. The second half of the fiscal year 2005 was limited to Jeantex Group, Inc. and its subsidiary Jeantex, Inc., which was acquired on June 30, 2005.

The financial statements have been restated to show the discontinued business of Lexor International, Inc. and acquisition of Jeantex, Inc.

Revenues:

The Company had $1,335,659 revenues  for the year ended December 31, 2005, which took into account the operation of Jeantex, Inc. only from June 30, 2005 through December 31, 2005, and no revenue during the year ended December 31, 2004 pursuant to the restatement of the discontinued business of Lexor International, Inc. Cost of goods sold for the year ended December 31, 2005 was $689,677, compared to none in the same period ended December 31, 2004, which was the result of the restatement of the discontinued business of Lexor International, Inc. Gross profit for the year ended December 31, 2005 was $645,982 or 48.36%, compared to none in the same period ended December 31, 2004, which was the result of the restatement of the discontinued business of Lexor International, Inc.

Operating Expenses:

The Company incurred total operating expenses of $8,522,785 for the year ended December 31, 2005 as compared to none for the year ended December 31, 2004. The increase in operating expenses was primarily due to the increase in general and administration expenses, including non-cash compensations for consulting and reorganization expenses in the amount of  $7,435,260 during the current fiscal year.

Loss from operations:

The Company had loss from operations of $7,876,803 for the year ended December 31, 2005 as compared to a loss from operations of $0 for the year ended December 31, 2004. This was mainly due to the increase in  professional services, including non-cash compensations for consulting and reorganization expenses, as well as general and administrative expenses.

Net loss:

The Company had a net loss of $7,862,094 from continuing operations for the year ended December 31, 2005 as compared to a net loss of $0 for the year ended December 31, 2004.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended December 31, 2005 was ($0.18) as compared to that of ($0.17) for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our business plan was restructured in June 2005 after the acquisition of Jeantex, Inc. and has been updated to its now-current form. We must continue to raise capital to fulfill our plan of acquiring other companies and assisting in the development of those internally.  The Company expects that the working capital cash requirements over the next 12 months will be generated from operations and additional financing.

We had cash and cash equivalents of $13,462 and $0 as of December 31, 2005 and December 31, 2004, respectively.

Our operating activities used $52,002 cash in the year ended December 31, 2005 and used $0 cash in the year ended December 31, 2004. The largest use of cash in 2005 was due to increase in inventory, deposits and prepaid expenses, offset by the net effect of liability accounts, including accounts payable and accrued expenses.  Year 2004 figures are restated due to the divestiture of Lexor International, Inc.

Cash used in investing activities was $794,156 and $0 in the year ended December 31, 2005 and 2004, respectively. The difference was due to proceeds to note-holders and acquisition of property and equipment, compared to $0 used in the year 2004, which figure is  restated pursuant to the divestiture of Lexor International, Inc.

Cash provided by financing activities was $859,620 and $0 for the years ended December 31, 2005  and 2004, respectively.  The increase was primarily from proceeds from stock subscriptions, lines of credit, and notes payable. Year 2004 figures are restated due to the divestiture of Lexor International, Inc.

Item 7. Financial Statements

Index to Consolidated Financial Statements

Independent Auditors' Report 2005

Balance Sheet, December 31, 2005

Statements of Operations for the years ended December 31, 2005 and 2004

Changes in Stockholders' Equity for the years ended December 31, 2005 and 2004

Statements of Cash Flows for the years ended December 31, 2005 and 2004

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Jeantex Group, Inc.

We have audited the accompanying consolidated balance sheet of Jeantex Group, Inc. (formerly Lexor Holdings, Inc.), a Florida Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jeantex Group, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. These factors as discussed in Note 1 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC

Denver, Colorado

April 15, 2006

JEANTEX GROUP, INC. AND SUBSIDIARIES

(FORMERLY LEXOR HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

December 31, 2005

	2005	2004
ASSETS:

Current Assets:
Cash	$ 13,462	$ -
Accounts receivable – net	9,112	-
Inventory	416,491	-
Notes receivable – shareholders	391,305	-
Deposits and prepaid expenses	259,397	-
Total Current Assets	1,089,767	-

Property and equipment - net of depreciation of $35,808	33,338	-

Other Assets:
Other assets	1,250	-
Note receivable – shareholder	301,650
Assets held for sale	-	366,903
Goodwill	8,301,828	-
Total Other Assets	8,604,728	366,903

TOTAL ASSETS	$ 9,727,833	$ 366,903

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Bank overdraft	$ 88,991	$ -
Accounts payable	261,586	-
Payroll tax liabilities	10,792	-
Accrued expenses	70,914	-
Lines of credit	153,574	-
Notes payable – ( including $250,000 to related party)	300,000	250,000
Liabilities held for sale	-	1,752,083
Total Current Liabilities	885,857	2,002,083

TOTAL LIABILITIES	885,857	2,002,083

Stockholders' Deficit:
Common stock, non-assessable, $.001 par value,

4,999,500,000 shares authorized,
82,228,764 and 16,270,050 issued and outstanding	82,229	16,270
Class B Common stock, assessable, $0.001 par value,
10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Class A Common stock to be issued	5,311,280	-
Additional paid-in capital	13,624,556	1,863,975
Subscription receivable	(183,750)	-
Accumulated deficit	(9,992,349)	(3,515,435)
Total Stockholders' Equity (Deficit)	8,841,976	(1,635,180)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 9,727,833	$ 366,903

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC. AND SUBSIDIARIES

(FORMERLY LEXOR HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

NET SALES	$ 1,335,659	$ -

COST OF GOODS SOLD	689,677	-

GROSS PROFIT	645,982	-

OPERATING EXPENSES:
Sales and marketing	25,039	-
General and administrative	1,062,486	-
Reorganization expenses	7,435,260	-
Total Operating Expenses	8,522,785	-

Loss from Operations	(7,876,803)	-

OTHER INCOME (EXPENSES)
Interest income	15,204	-
Other expense	(495)	-
	14,709	-

LOSS FROM CONTINUING OPERATIONS	(7,862,094)	-

DISCONTINUING OPERATIONS:
Loss from discontinued operations	-	(2,453,139)
Gain from disposal of (Lexor Holdings - Component
of discontinued operations of $1,385,180)	1,385,180	-

NET LOSS	$ (6,476,914)	$ (2,453,139)

Weighted average number of
shares outstanding	35,888,435	14,702,537

Basic and diluted net loss per share	$ (0.18)	$ (0.17)

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC.

(FORMERLY LEXOR HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Cash Flows From Operating Activities:
Net Loss from continuing operations	$(7,862,094)	$ -
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation/amortization	35,808	-
Issuance of stock for services	8,074,632	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(9,112)	-
(Increase) in inventory	(416,491)
(Increase) in deposits and prepaid expenses	(259,397)	-
Increase (decrease) in accounts payable	270,891	-
Increase in payroll tax liabilities	10,792
Increase in accrued expenses	70,914

Total adjustments	7,778,037	-
Net Cash Used In Operating Activities	(84,057)	-

Cash Flow From Investing Activities:
Proceeds to note shareholders	(692,955)	-
Acquisition of property and equipment	(69,146)	-
Net Cash Used In Investing Activities	(762,101)	-

Cash Flow From Financing Activities:
Bank overdraft	88,991	-
Proceeds from notes payable	82,055	-
Proceeds from lines of credit	153,574	-
Stock issued for cash	535,000	-
Net Cash Provided By Financing Activities	859,620	-

(Decrease) Increase in Cash	13,462	-

Cash and Cash Equivalents - Beginning of period	-	-

Cash and Cash Equivalents - End of period	$ 13,462	$ -

Supplemental Cash Flow Information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non-cash investing and financing activities:
Common stock issued in Jeantex purchase acquisition
- 20,000,000 shares issued	3,600,000	-
Common stock issued in Yves purchase acquisition
-10,000,000 shares issued	4,500,000	-
Gain on disposal of discontinued operations
of Lexor Holdings – Component	$ 1,385,180

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC.

(formerly LEXOR HOLDINGS, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Committed to be issued Common Stock		Class B Common Stock		Additional Paid-In Capital	Subscription Receivable	Accumulated (Deficit)	Stockholders’ Deficit Totals
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, Dec 31, 2002	15,000,000	15,000	-	-	9,912	$ 10	$134,990	-	$(565,818)	$(415,818)
Net loss	-		-	-	-	-		-	(281,523)	(281,523)
Balance, Dec 31, 2003	15,000,000	15,000	-	-	9,912	$ 10	$134,990	-	$(847,341)	$(697,341)

Shares issued for services	1,270,050	1,270	-	-	-	-	1,730,245	-	-	1,731,515
Shares issued for services	-	-	-	-	46	-	(1,260)	-		(1,260)
Net Loss	-	-	-	-	-	-	-	-	(2,668,094)	(2,668,094)
Balance, Dec 31, 2004	16,270,050	16,270	-	$ -	9,958	$ 10	$1,863,975	$-	$(3,515,435)	$(1,635,180)

Shares issued for cash	300,000	300	-	-	-	-	29,700	-	-	30,000
Shares issued for cash	500,000	500	-	-	-	-	49,500	-	-	50,000
Shares issued for cash	3,285,714	3,286	-	-	-	-	451,714	-	-	455,000
Shares issued for services	4,957,000	4,957	-	-	-	-	887,303	-	-	892,260
Shares issued for Jeantex, Inc. acquisition	20,000,000	20,000	-	-	-	-	3,580,000	-	-	3,600,000
Shares issued for services	29,050,000	29,050	-	-	-	-	5,199,950	-	-	5,229,000
Shares issued for services	7,300,000	7,300	-	-	-	-	1,306,700	-	-	1,314,000
Shares issued for services	336,000	336	-	-	-	-	177,744	-	-	178,080

Shares issued for services	230,000	230	-	-	-	-	77,970	-	-	78,200
Shares to be issued	-	-	12,450,860	5,311,280	-	-	-	(183,750)	-	5,127,530
Shares to be cancelled	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(6,476,914)	(6,476,914)
Balance, Dec 31, 2005	82,228,764	$82,229	12,450,860	$5,311,280	9,958	$ 10	$13,624,556	$(183,750)	$(9,992,349)	$8,841,976

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC.

(FORMERLY LEXOR HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

1.    DESCRIPTION OF BUSINESS

Jeantex Group, Inc., formerly Lexor Holdings, Inc., (the "Company") is a Florida corporation originally incorporated as an Idaho corporation on August 23, 1947 as Western Silver Lead Corporation. Western Silver Lead Corporation (“WSL”) was originally incorporated as an Idaho corporation on August 23, 1947. WSL was organized to explore for, acquire and develop mineral properties in the State of Idaho and the Western United States. During the past several years WSL's activities have been confined to annual assessment and maintenance work on its Idaho mineral properties and other general and administrative functions. As of September 30, 2000, no proven or probable reserves had been established at any of WSL's mineral properties. On November 1, 2001, WSL entered into an Asset Purchase Agreement to transfer all of its interest in its properties to WSL, LLC, an entity controlled by its former president and director, who is the father of the president and director of WSL at that time. WSL’s shareholders at a special meeting on August 16, 2002 ratified this agreement.

On September 24, 2003 the parent Western Silver-Lead Corporation, an Idaho corporation, merged into the wholly-owned subsidiary Western Silver-Lead Corporation, a Florida corporation whereby each shareholder of the Idaho corporation’s Class A common stock, par value $0.001, received one share of common stock, par value $0.001, of the Florida corporation and each shareholder of the Idaho corporation’s Class B common stock, par value $0.001, received one share of Class B common stock, par value $0.001 of the Florida corporation. The merger was between the parent and the subsidiary corporation and the parent was not the surviving corporation.

On September 29, 2003 the Company entered into an Agreement of Merger with Lexor, Inc, ("Lexor") a Maryland corporation. Pursuant to the Merger Agreement, the Company issued 10,867,000 shares of its Class A common stock to Lexor's shareholders in exchange for all the issued and outstanding shares of the Lexor's common stock. On October 1, 2003, the Company changed its name to Lexor Holdings, Inc. On October 3, 2003 the board of directors of the Company resigned and Christopher Long was appointed as the new president of the Company.

On March 31, 2005 Company entered into a Rescission Agreement with Lexor International, Inc., which terminated the merger agreement with Lexor International, Inc. Terms of the Rescission Agreement called for the cancellation of 10,867,000 shares of its Class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long, the return of all its pre-merger assets, assumption of any and all liabilities associated with to the pedicure spa business by Lexor International, Inc.  The spa business is considered to be discontinued operations of Jeantex Group, Inc.

On June 22, 2005, the Company entered into a Stock Purchase Agreement with Jeantex, Inc., a California corporation. On June 29, 2005, the transaction contemplated in the Stock Purchase Agreement was completed and a Closing Memorandum was executed by all parties. The Company agreed to issue 20,000,000 shares of its Class A common stock to Jeantex, Inc.'s shareholder in exchange for 100% of the issued and outstanding equity interest of Jeantex, Inc. and issue 36,350,000 shares of its Class A common stock for consulting and reorganization expenses in connection with this transaction. On June 29, 2005 the board of director of the Company approved resolutions to the stock transfer agent to issue shares to Jeantex pursuant to the Agreement.  The shares of Lexor Holdings, Inc. common stock to be issued shall be restricted pursuant to Rule 144.

The Company submitted to the Secretary of State of Florida to change its Corporate name to Jeantex Group, Inc. on July 1, 2005 and obtained its new ‘JNTX' symbol on July 25, 2005.

On December 20, 2005, the Company entered into a Stock Purchase Agreement with Yves Castaldi Corporation, a California corporation. Pursuant to the terms of the Agreement, Jeantex Group, Inc. has agreed to acquire 51% of the total issued and outstanding equity interests of Castaldi (10,408 shares of the common stock) in exchange for the payment of $650,000 in cash ($50,000 paid on December 29, 2005 and an executed promissory note for the remaining $600,000 of which $300,000 is to be used for working capital) and the issuance of 10,000,000 newly-issued shares of Jeantex Group, Inc. common stock. The 10,000,000 shares of Jeantex restricted common stock will be vested on a pro-rata basis, based on a minimum of $10,000,000 in revenues and between $2.5 and $3.0 million in net profit to be generated by Yves Castaldi Corporation in the next 12 months. The closing of this acquisition occurred December 30, 2005.

The Company qualifies under Regulation SB as a "small business issuer", (i.e. less than $25,000,000 in revenues; a U.S. company other than an investment company) and has met the small business issuer requirements at the end of the past two consecutive fiscal years.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $9,978,392 at December 31, 2005. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2005 towards management of liabilities and improving the operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At December 31, 2005, the Company had $13,462 cash or cash equivalent.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  At December 31, 2005 the Company had $9,112 in accounts receivables.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is calculated using the straight-line method over the estimated useful lives (5-7 years) of the assets.

Long-lived assets:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods and raw materials.

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

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during the year ended December 31, 2005; accordingly, a Statement of Comprehensive Loss is not presented.

Issuance of shares for services

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

3. PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consisted of the following:

Furniture & Fixtures                                                      $ 6,493

Property and equipment                                                 27,503

Vehicles                                                                        30,928

Office Equipment                                                            4,222

 Total                                                                           69,146

Less Accumulated Depreciation                                    35,808

Net Property and Equipment                                       $33,338

4. NOTES RECEIVABLE – RELATED PARTIES

At December 31, 2005, Notes Receivable from related parties consisted of the following:

.

Note Receivable of $84,600, unsecured, 8.5% interest per annum,

matures September 2006, from shareholder of Company                                    $ 84,600

Note Receivable of $105,000, unsecured, 8.5% interest per annum,

matures June 2006, from shareholder of Company                                              105,000

Note Receivable of $130,000, unsecured, 8.5% interest per annum,

matures June 2006, from shareholder of Company                                             130,000

Note Receivable of $20,000, unsecured, 8.5% interest per annum,

matures July 2006, from shareholder of Company                                                20,000

Note Receivable of $301,020, unsecured, 0% interest per annum,

due on demand, from shareholder of Company                                                   301,020

Note Receivable of $51,705, unsecured, 8.5% interest per annum,

matures December 2006, from shareholder of Company                                       51,705

  Total                                                                                                                692,325

 Less long-term notes receivable

  (301,020)

  $391,305

5. DEPOSITS AND PREPAID EXPENSES

At December 31, 2005, Deposits and prepaid expenses consisted of the following:

Security Deposits                                                                                 $  31,521

Prepaid Advertising                                                                                148,400

Prepaid Consulting                                                                                   79,476

  Total                                                                                                  $259,397

6.  INVENTORY

At December 31, 2005, inventory consisted of the following:

Raw material                                                                                       $  24,497

Finished Goods                                                                                     391,994

Total                                                                                                   $416,491

7.  LINES OF CREDIT

At December 31, 2005, the Company had lines of credit that consisted of the following:

1. Yves Castaldi: President of Yves Castaldi Corporation                      $   67,707

2. Nina Bank                                                                                             28,690

3. Jeantex, Inc.                                                                                          57,177

Total                              $153,574

8.   NOTES PAYABLE

At December 31, 2005, notes payable consisted of the following:

Note Payable to ex-president of the Company, unsecured, 8% interest,

maturing September 2005.                                                                           $250,000

Note Payable due to an individual, unsecured, 8% interest,

maturing June 2006.                                                                                         50,000

Total                                                                                                            $300,000

9.    DISCONTINUED OPERATIONS

On September 29, 2003 the Company entered into an Agreement of Merger with Lexor International, Inc, ("Lexor") a Maryland corporation, which specializes in the pedicure spa business. On March 31, 2005, the Company entered into a rescission agreement with Lexor International, Inc. to terminate the Agreement of Merger, whereby the Company would cancel 10,870,000 shares of class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long, and pay Christopher Long $250,000, payable in a promissory note, and Lexor International would assume any and all liabilities associated to the spa business and a return of all its pre-merger assets.

The consolidated financial statements have been restated to present the spa business operations as a discontinued operation.

Operating results of discontinued operations were as follows:

Statement of Operations Data

2004                      2003

Net Sales                                                                 $7,887,783             $4,627,390

Loss from discontinuing

  Spa operations                                                        (2,668,094)               (281,523)

Diluted loss per share

From discontinued operations                                          $(0.17)                   $(0.02)

For financial reporting purposes, the net assets of the Company’s discontinued operations held for sale have been classified in “Other Assets” in 2004 and 2003 and consisted of the following:

The major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2004 and 2003 are as follows:

Assets and Liabilities of Discontinued Operations               2004                   2003

Cash and cash equivalents                                               $36,866                $43,313

Accounts receivable -net                                                 252,194                  54,174

Inventories                                                                               0                243,541

Fixed assets – net                                                             69,843                  59,733

Other assets                                                                       8,000                    6,916

Total Assets                                                                    366,903                407,677

Liabilities:

Accounts payable                                                            275,736                   41,755

Accrued liabilities                                                            786,139                  626,028

Other current liabilities                                                     227,862                   19,952

Long-term debt                                                               462,346                  452,328

Total Liabilities                                                             1,752,083                1,140,063

Net assets of discontinued operations held for sale       $(1,385,180)              $(732,386)

Note 10.  Income taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company currently has net operating loss carry-forwards aggregating approximately $9,990,000, which expire through 2025. The deferred tax asset of approximately $9,990,000 related to this carry-forward has been fully reserved.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the
Federal statutory rate	34%
Effect of operating losses	-34%
0%

 Net deferred tax assets consist of the following:

	For the years ended
	December 31,
	2005	2004
Gross deferred tax asset	$9,992,349	$3,515,435
Gross deferred tax liability	-	-
Valuation allowance	(9,992,349)	(3,515,435)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the year ended December 31, 2005 or 2004.

Note 11.    STOCKHOLDERS' EQUITY

Pursuant to the amendment of the Articles of Incorporation of the Company as filed with the Secretary of State, Florida, on October 1, 2003, the authorized common stock has been divided into two classes known as Common Stock (previously known as Class A Common Stock) and "Class B assessable common stock".

Common Stock

At December 31, 2005, the Company has authorized for issue, 4,999,500,000 shares of Common Stock with a par value of $0.001. Common Stock issued and outstanding of 82,228,764 shares is fully paid and non-assessable. 10,867,000 common shares of Class A Common Stock are to be cancelled per the Rescission Agreement.

Class B Common Stock

At December 31, 2005, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

Stock Transactions:

On June 29, 2005, the Company issued 20,000,000 restricted shares of its $0.001 par value common stock for the acquisition of Jeantex, Inc. in the estimated value amount of $3,600,000.

On June 30, 2006, the Company issued 41,307,000 restricted shares of its $0.001 par value common stock to individuals for consulting agreements valued at $7,435,260.

On June 30, 2005, the Company issued 800,000 restricted shares of its $.001 par value common stock for stock purchase agreements from accredited investors valued at $80,000 for cash.

On June 30, 2005, the Company issued 1,785,714 restricted shares of its $0.001 par value common stock for stock purchase agreements from accredited investors valued at $205,000 for cash.

On June 30, 2005, the Company issued 1,500,000 restricted shares of its $0.001 par value common stock for stock purchase agreements from accredited investors valued at $250,000 for cash.

On October 20, 2005, the Company issued 336,000 restricted shares of its $0.001 par value common stock to a non-affiliated company for advertising services valued at $148,400.

On October 29, 2005, the Company issued 230,000 free-trading shares of its $0.001 par value common stock registered under the Employee Benefit Plan to two non-affiliated individuals for consulting services.

On December 30, 2005, the Company committed 331,177 restricted shares of its $0.001 par value common stock for stock purchase agreements from accredited investors valued at $112,600.

On December 30, 2005, the Company committed 666,667 restricted shares of its $0.001 par value common stock to Providential Capital, Inc., a Nevada corporation, for consulting services.

On December 30, 2005, the Company committed 10,000,000 restricted shares of its $0.001 par value common stock to Yves Castaldi Corporation for the purchase of 51% of stock of Yves Castaldi Corporation pursuant to the Stock Purchase Agreement dated December 20, 2005, which was closed on December 30, 2005.

On December 30, 2005, the Company committed 850,000 restricted shares of its $0.001 par value common stock for stock purchase agreement from an accredited investor valued at $140,250.

Note 12.    EMPLOYEE BENEFIT PLAN

The 2003 Employee Benefit Plan ("the Plan") adopted by the Board of Directors on September 26, 2003, provides for the granting of either a stock award or non-qualified stock options to purchase shares of the Company's Class A Common Stock to employees, officers, directors and consultants of the Company.

The 2003 Employee Benefit Plan ("the Plan") adopted by the Board of Directors on April 19, 2004, provides for the granting of either a stock award or non-qualified stock options to purchase shares of the Company's Class A Common Stock to employees, officers, directors and consultants of the Company. At December 31, 2005, all the shares had been issued out of 1,500,000 shares of Class A Common Stock reserved for issuance under the Plan.

Note 13.   COMMITMENTS AND CONTINGENCIES

Rental Lease

Following the divestiture of its pedicure spa business, the Company leases its administrative offices at $1,500 per month on month to month basis at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647.

Jeantex, Inc. is leasing its premises at 930 E. Jefferson Street, Los Angeles, CA 90011 at $8,500 per month on a month-to-month basis from Susan Shin, President of Jeantex, Inc., which is a wholly- owned subsidiary of Jeantex Group, Inc.

Yves Castaldi Corporation is leasing its premises at 910 South Los Angeles Street, Suite 601, Los Angeles, CA 90015 from Gerry Building, LLC at $8,000 a month for a two-year period starting August 2005 and ending July 2007.

Future commitments under operating leases are as follows for the twelve months ending December 31:

2006                                             $96,000

2007                                             $56,000

Total minimum lease payment              $ 152,000

Note 14.    FINANCIAL ACCOUNTING DEVELOPMENTS

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

In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter.  This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage).  Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges."  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal."  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued.  The adoption of SFGAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations. In December 2004, the FASB issued SFAS No.153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29.  The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of assets exchanged. Guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

Note 15. Termination of a Material Definitive Agreement

On March 31, 2005, the Company entered into a Rescission Agreement with Lexor International Incorporated ("International"), a Maryland corporation, which the Company had acquired pursuant to an Agreement and Plan of Merger, dated September 29, 2003 and Christopher Long ("Long"), the sole shareholder of International at the time of the Merger Agreement.

The Rescission Agreement calls for the total rescission of the Merger Agreement and a return of 100% of the issued and outstanding equity interests of International to Long.  Additionally, Long and International have agreed to surrender the 10,867,000 shares of Lexor Common Stock they received under the Merger Agreement.  Each party to the Rescission Agreement will be entitled to a return of any assets which it held prior to the closing of the Merger Agreement and will be responsible for any liabilities accrued on its behalf.  Furthermore, the Company has issued a promissory note in the amount of $250,000 to Long, due and payable on September 30, 2005 or sixty days after the Company will have consummated a business combination with another established operating entity, whichever is earlier. This promissory note shall bear 8% interest per annum.

Stock Purchase Agreement

On June 22, 2005, the Company entered into a Stock Purchase Agreement with Jeantex, Inc., a California corporation. On June 29, 2005, the transaction contemplated in the Stock Purchase Agreement was completed and a Closing Memorandum was executed by all parties. The Company issued 20,000,000 shares of its Class A common stock to Jeantex, Inc.'s shareholder in exchange for all the issued and outstanding shares of the Jeantex, Inc.’s common stock and 36,350,000 shares of its Class A common stock for consulting and reorganization expenses. Subsequently the name of Lexor Holdings, Inc. was changed to Jeantex Group, Inc. on July 1, 2005.

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

SUBSEQUENT EVENTS

Standby Equity Distribution Agreement with Cornell Capital Partners, L.P.:

On February 1, 2006,  the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P.

The SEDA establishes what is sometimes termed an equity line of credit or an equity draw-down facility. The $10,000,000 facility may be drawn-down upon by the Company in installments, the maximum amount of each of which is limited to $450,000. For each share of common stock purchased under the SEDA, Cornell Capital Partners, L.P. will pay 98% of the lowest volume weighted average price ("VWAP") of the Company's shares during the five trading days following our draw-down notice to Cornell. The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, a third-party reporting service. In general, the VWAP represents the sum of the value of all the sales of the our common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of shares sold on that day.  Jeantex is also committed to pay to Cornell an amount equal to 5% of each purchase of common stock made by Cornell under the SEDA.

In connection with the SEDA, the Company has issued to Cornell 414,286 shares of common stock and paid a due diligence fee of $5,000.  Jeantex also paid Yorkville Advisors, LLC, the investment manager for Cornell, a structuring fee of $15,000, and on each sale under the SEDA the Company will pay an additional structuring fee of $500.00.

The Company also issued two sets of warrants:  One set for 4,807,792 warrants, with an exercise price of $0.52 per share, and the second set of 2,777,778 for $0.90 per share, both warrants having a 5-year term.

The Company engaged Newbridge Securities Corporation, an NASD registered broker-dealer, to advise it in connection with the Standby Equity Distribution Agreement. For its services, Jeantex has paid Newbridge Securities Corporation $10,000.

The Company has agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable pursuant to the Standby Equity Distribution Agreement, the shares of common stock issuable pursuant to the two sets of warrants and the commitment shares of common stock issued to Cornell Capital Partners. Jeantex cannot sell shares of common stock to Cornell Capital Partners, LP under the Standby Equity Distribution Agreement until such registration statement is declared effective by the Securities and Exchange Commission.

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

(iv) During the audit of the Company's financial statements for the fiscal years ended December 31, 2003 and 2002 and any subsequent interim period through the date of the resignation of Kabani & Company, the Registrant's accountants did not have any disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there were no "reportable events" with Kabani & Company. as described in Items 304 (a) (1) (iv) and (v) of Regulation S-K, respectively. (v) The Registrant has requested that Kabani & Company furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if not, the respect in which it does not agree. A copy of such letter, dated October 6, 2003 is filed as Exhibit 16.1 to this Form 8-K.

(v) The Registrant has requested that Kabani & Company furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if not, the respect in which it does not agree. A copy of such letter, dated October 6, 2003 is filed as Exhibit 16.1 to this Form 8-K.

(a)(2) Engagement of New Independent Accountant.

The Registrant's board of directors has approved the engagement of Jaspers + Hall, PC. as its independent accountant to audit the Registrant's financial statements for its fiscal year ended December 31, 2005.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers are as follows:

Name	Age	Positions and Offices Held
Christopher Long	39	President, Chairman up to March 31, 2005
Henry D. Fahman	52	Chairman, Interim President since March 31, 2005
Nicholas La	29	Secretary up to March 31, 2005
Ha T. Nguyen	35	Treasurer up to March 31, 2005

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

Henry Fahman, Director

Mr. Fahman has been President and Chairman of the Board of Providential Holdings, Inc. since January 14, 2000. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and has also attended Executive Education at Harvard Business School and Stanford University Graduate School of Business. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman is currently a member of the Board of Trustees of Union College of California and President of Providential Foundation, Inc., both of which are non-profit organizations

Nicholas La, Corporate Secretary

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

Ha T Nguyen, Corporate Treasurer

Mrs. Nguyen is the corporate treasurer.  For the last five years she has been operating a beauty salon under the name of “Star Nail & Spa” in Baltimore, MD. She is the wife of Christopher Long, the Company's President.

Item 10. Executive Compensation

The following table sets forth compensation paid by the Company to the executive officers.

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts
Henry Fahman	2005	0	0	0	0	0	0	0
Christopher Long, President
	2003	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires those Company's executive officers and holders of 5% or more of the Company's common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 5% of the Company's common stock are required by the regulation to provide the Company with copies of all Section 16(a) forms they have filed.

The following table sets forth information, as of December 31, 2005, with respect to the number of shares beneficially owned by individuals and directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Henry Fahman, Chairman/ Interim CEO/President 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	2,050,050 Common Stock, Non-assessable Shares	2.49 % of Common Stock
Susan Shin, President & CEO/Jeantex, Inc. 930 E. Jefferson Street, Los Angeles, CA 90011	23,285,714 Common Stock, Non-assessable Shares	28.32 % of Common Stock

Johnny Park 616 St. Paul Avenue Los Angeles, CA 90017	7,000,000 Common Stock, No-assessable Shares	8.51 % of Common Stock
Providential Holdings, Inc. 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	9,160,900 Common Stock, Non-assessable Shares (2)	11.14 % of Common Stock
All Directors and Executive Officers as a group	25,335,764 Common Stock, Non-assessable Shares	30.81% of Common Stock

     (1)   Based upon 82,228,764 shares of  Non-assessable Common Stock and 9,958 shares of Class B Assessable Common Stock issued as of December 31, 2005.

      (2)   Including 3,803,900 shares held by Providential Capital, Inc., a wholly-owned subsidiary of Providential Holdings, Inc.

Item 12. Certain Relationships and Related Transactions

           .

1. Red5 Holdings, Inc.:  As of December 31, 2005, Red5 Holdings, Inc., a Nevada corporation, of which a shareholder of the Company is the president, owes the Company $ 84,600. This loan is unsecured, carries 8.5% interest per annum, and becomes due and payable on September 29, 2006.

2. Bio-Warm Corp.: As of December 31, 2005, Bio-Warm Corp., a Nevada corporation, of which a shareholder of the Company is the president, owes the Company $235,000. This loan is unsecured, carries 8.5% interest per annum, and becomes due and payable on June 20, 2006.

3. Johnny Park: As of December 31, 2005, Johnny Park, a shareholder of the Company, owes the Company  $20,000. This loan is unsecured, carries 8.5% interest per annum, and becomes due and payable on July 13, 2005.

4. Providential Holdings, Inc.: As of December 31, 2005, Providential Holdings, Inc.,  a shareholder of the Company, owes the Company  $36,999. This loan is unsecured, carries 8.5% interest per annum, and becomes due and payable on demand.

5. Susan Shin: As of December 31, 2005, Susan Shin, a shareholder of the Company and president of Jeantex, Inc., a wholly-owned subsidiary of the Company, owes the Company $301,650. This advance is unsecured, non-interest bearing, and payable upon demand.

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

3(i)2                        Articles of Amendment to the Articles of Incorporation, filed as

        Exhibit B to the Company's Definitive Proxy Statement on Schedule

                                14A, filed on May 22, 2002.

3(i) 3                        Articles of Amendment to the Articles of Incorporation of Western

                                Silver-Lead Corporation dated September 29, 2003, as filed herewith.

3(i) 4                       Articles of Amendment to the Articles of Incorporation of Lexor

                                Holdings dated June 29, 2005, as filed herewith.

3(ii)1                       By-laws, as amended, filed as Exhibit 3(b) to the Company's Form

                               10 K for the year ended September 30, 1983.

3(ii) 2                       By-laws, as amended, as filed herewith.

10(i)1                      Asset Purchase Agreement between the Company and WSL, LLC,

                                 filed as Exhibit D to the Company's Definitive Proxy Statement on

                                 Schedule 14A, filed on May 22, 2002.

31.1                         Rule 13a-14a/15d-14(a) Certification of Chief Executive

31.2                         Rule 13a-14a/15d-14(a) Certification of Financial Officer

32.1                         Section 1350 Certification of Chief Executive

32.2                         Section 1350 Certification of Financial Officer

(B) Forms 8-K filed.

 1. Rescission Agreement with Lexor International, Inc., filed on April 11, 2005.

 2. Resignation of Ha T. Nguyen as treasurer and Director, filed on April 11, 2005.

       3.  Resignation of Nicholas La as Corporate Secretary, filed on April 11, 2005.

       4. Resignation of Christopher Long as President and Director, filed on April 11, 2005.

       5. Appointment of Henry Fahman as Interim President, Interim Chief Executive Officer,

           Interim Treasurer, and Interim Chief Financial Officer, filed on April 11, 2005.

 6. Changes in Registrant's Certifying Accountants., filed on May 9, 2005.

 7. Stock Purchase Agreement with Jeantex, Inc., filed on July 5, 2005.

 8. Stock Purchase Agreement with Jeantex, Inc., Form 8-K/A with audited financial   statements, filed on August 25, 2005.

 9. Stock Purchase Agreement with Yves Castaldi Corporation, filed on January 6, 2006.

10. Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., filed on February 6, 2006.

 ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Amounts billed by Jaspers + Hall, PC in 2005 total $33,000, of w hich $24,000 is related to the 2005 annual financial statement audits and $9,000 related to reviews of quarterly financial statements filed in the reports on Form 10-Q.  No tax, consulting or other services were provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEANTEX GROUP, INC.

(Registrant)

Date: April 15, 2006

By: /s/ Henry D. Fahman

Henry D. Fahman, Director and Interim Chief Executive/Financial Officer

Exhibit 31.1

I, Henry Fahman, certify that:

1.   I have reviewed this annual report on Form 10-KSB of JEANTEX GROUP, INC..;

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

         Date: April 15, 2006

/s/ Henry Fahman

Henry Fahman

Interim Chief Executive/Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

    In connection with the Annual Report of Jeantex Group, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2005 accompanying this certification and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, Interim Chief Executive/Financial Officer of the Company, certify, to the best of my knowledge, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss. 1350, that:

    1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 15, 2006

/s/ Henry Fahman

Henry Fahman

Interim Chief Executive/Financial Officer