Form 10QSB
period 2006-03-31
Jeantex Group, Inc.
filed 2006-05-26
CIK 106311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

(Or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

As of March 31, 2006, the Registrant had 95,938,196  Non-Assessable shares of Common Stock, previously referred to as Class A common stock, and 9,958 Class B Assessable shares of common stock issued and outstanding. Company would cancel 10,870,000 shares of class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)
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
Unaudited Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Financial Statements

JEANTEX GROUP, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS LEXOR HOLDINGS, INC.) CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS	March 31, 2006	December 31, 2005

CURRENT ASSETS:
Cash	$3,372	$13,462
Accounts receivables	-	9,112
Deposits & Prepaid	291,550	259,397
Inventory	461,565	416,491
Other receivables	337,958	391,305
Total Current Assets	1,094,445	1,089,767

PROPERTY AND EQUIPMENT - NET	34,523	33,338

Other assets	1,250	1,250
Due from Shareholders	333,704	33,705
Goodwill	8,301,828	8,301,828
Total Other Assets	8,636,782	8,636,783

TOTAL ASSETS	9,765,750	9,759,888

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	133,754	88,991
Accounts payable	358,857	261,586
Payroll tax payable	15,562	10,792
Accrued expenses	115,751	70,914
Credit cards	69,632
Line of credit	135,739	153,574
Notes payable -related parties	522,705	332,055
Notes payable-current portion	56,400	-
Total Current Liabilities	1,408,400	917,912

STOCKHOLDERS’ EQUITY (DEFICIT)
Class A Common stock, non-assessable, $0.001 par value; 4,999,500,000 shares authorized, 95,938,196 shares outstanding	95,937	82,229
Stock to be cancelled	(10,867)	(10,867)
Class B Common stock, $0.001 par value; 10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Subscription receivables	(183,750)	(183,750)
Shares to be issued	166,030	5,311,280
Additional paid-in-capital	19,576,224	13,635,423
Minority Interest	(129,871)
Retained deficit	(11,156,363)	(9,992,349)
Total Stockholders’ Deficit	8,357,350	8,841,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,765,750	$9,759,888

See accountants’ review report and accompanying notes to the financial statements

JEANTEX GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS LEXOR HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005

(UNAUDITED)

	March 31, 2006		March 31, 2005

Revenues:	$444,390		$-
Cost of Goods Sold	323,757		-
Gross Profit	120,633		-

Operating Expenses:
Sales and marketing	89,683		-
General and administrative	1,352,684		-
Total Operating Expenses	1,442,367		-

Other Income (Expenses):
Interest Expense	(8,517)		-
Interest income	6,154		-
Net other income (expenses)	(2,363)		-
Net income (loss) before discontinued operations	(1,324,097)		-
Income (loss) from discontinued operations	-		-

NET LOSS	$(1,324,097)		$-

Basic and diluted weighted average of shares outstanding	94,517,471		5,403,050
Basic and diluted net loss per share	$(0.01)	$

See accountants’review report and accompanying notes to the financial statements

JEANTEX GROUP, INC. AND SUBSIDIARIED

(FORMERLY KNOWN AS LEXOR HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE  MONTH PERIODS ENDED MARCH 31, 2006 and 2005

 (UNAUDITED)

	For the Three Months Ended March 31,
	2005	2006
Cash Flows from Operating Activities:

Net Income	$(1,324,097)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Common shares issued for services	704,794	-
Write-off of good will	-	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(32,153)	-
(Increase) in accounts receivable	9,112	-
(Increase) in inventory	(45,074)	-
(Decrease) increase in accounts payable	97,271	-
(Decrease) increase in payroll taxes payable	4,770	-
(Decrease) in accrued expenses	69,632	-
	129,871	-
Total adjustments	938,223	-
Net Cash Used in Operating Activities	(385,874)	-

Cash Flows from Investing Activities
Payments from notes receivable	53,347	-
Purchase of property and equipment	(1,185)	-
Cash Flows Used In Investing Activities	52,162	-

Cash Flows from Financing Activities
Bank overdraft	44,763	-
Proceeds from lines of credit	31,809	-
Proceeds from notes payable	247,050	-
Repayment of notes payable	-	-
Cash Flows Provided by Financing Activities	323,622	-

Net (Decrease) Increase in Cash and Cash Equivalents	(10,090)	-

Cash and Cash Equivalents at Beginning of Period	13,462	-

Cash and Cash Equivalents at End of Period	$3,373	-

Supplemental Information:
Interest Paid	$-	$2,118
Income Taxes Paid	$-	$-

Non-cash Investing and Financing Activities Common shares issued for services	-	1,765,000

See accountants’ review report and accompanying notes to the financial statements.

Notes to Unaudited Consolidated Financial Statements

1.    General

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

On March 31, 2005, the Company entered into a rescission agreement with Lexor International, Inc. to terminate the agreement of Merger, whereby the Company would cancel 10,870,000 shares of class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long, and pay Christopher Long $250,000. Lexor would assume any and all liabilities associated with its pedicure spa business.

Lexor Holdings, Inc.’s management views the rescission as a divestiture/discontinuance of a business.  Management has viewed the spa operations as unprofitable and has decided to seek merger opportunities with another company.

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

Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $11,156,363 at March 31, 2006. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On June 22, 2005 the Company entered into an agreement with Jeantex, Inc. in which. Jeantex Group, Inc.  acquired 100% of the issued and outstanding equity interest of Jeantex, Inc. in exchange for 20,000,000 shares of Jeantex Group, Inc. (formerly Lexor Holdings, Inc.) common stock. The shares of Jeantex Group, Inc. (formerly  Lexor Holdings, Inc.) common stock issued are restricted pursuant to Rule 144.

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At March 31, 2006, the Company had 3,372 cash or cash equivalents.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. At March 31, 2006, the Company had the following property or equipment.

At March 31, 2006 the Company had following assets:

1. Furniture & Fixtures	7,999
2. Property and equipment.	27,501
3. Vehicles	30,929
4. Office Equipment	6,322
Total	72,751
Accumulated Depreciation	(38,228)
Net Property and Equipment	34,523

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods and raw materials. At March 31, 2006, inventory consisted of the following:

Raw material	30,097
Work In Progress	39,973
Finished Goods	391,495
Total	461,565

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS

No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced.

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

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

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

3. NOTES RECEIVABLE – RELATED PARTIES

At March 31, 2006, Notes Receivable from related parties consisted of the following:

.

Note Receivable of $54,600, unsecured, 8.5% interest per annum,

matures September 2006, from shareholder of Company                                        $ 54,600

Note Receivable of $105,000, unsecured, 8.5% interest per annum,

matures June 2006, from shareholder of Company                                                   105,000

Note Receivable of $130,000, unsecured, 8.5% interest per annum,

matures June 2006, from shareholder of Company                                                   130,000

Note Receivable of $27,000, unsecured, 8.5% interest per annum,

matures July 2006, from shareholder of Company                                                      27,000

Interest receivable                                                                                                           21,358

  Total                                                                                                                              337,958

Note Receivable of $333,705, unsecured, 0% interest per annum,

due on demand, from shareholder of Company                                                       333,705

4. DEPOSITS AND PREPAID EXPENSES

At March 31, 2006, Deposits and prepaid expenses consisted of the following:

Consolidated
Security Deposits	28,454
Prepaid Advertising	98,933
Prepaid Consulting	49,163
Prepaid IR/PR	115,000

291,550

5.  INVENTORY

At  March 31, 2006, inventory consisted of the following:

Raw material	30,097
Work In Progress	39,973
Finished Goods	391,495
Total	461,565

6.  LINES OF CREDIT

At March 31, 2006, the Company had lines of credit that consisted of the following:

Revolving lines of credit	135,739
Credit cards	69,632
Total	205,371

7.   NOTES PAYABLE

At March 31, 2006, notes payable consisted of the following:

Note Payable due to an individual, unsecured, 8% interest, maturing June 2006	250,000
Note Payable due to an individual, unsecured, 8% interest, maturing June 2006	50,000
Loan from shareholders	130,996
Note Payable to related Company, unsecured	6,400
Note Payable to president of the Company, unsecured	41,709
Note Payable due to an individual	25,000
Note Payable due to an individual	10,500
Note Payable due to an individual shareholder	4,500
60,000
Total	579,105

8.    STOCKHOLDERS' EQUITY

Pursuant to the amendment of the Articles of Incorporation of the Company as filed with the Secretary of State, Florida, on October 1, 2003, the authorized common stock has been divided into two classes known as Common Stock (previously known as Class A Common Stock) and "Class B assessable common stock".

Common Stock

The authorized common stock has been divided into two classes known as Common Stock (formerly referred to as "Class A Common Stock" and "Class B Assessable Common Stock".

At March  31, 2006, the Company has authorized for issue, 4,999,500,000 shares of Common Stock with a par value of $0.001. Common Stock issued and outstanding of 95,938,196  shares is fully paid and non-assessable. 10,867,000 common shares of  Common Stock are to be cancelled per the Rescission Agreement.

Class B Common Stock

At March 31, 2006, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

Stock Transactions:

The Company issued 331,177 restricted shares of its $0.001 par value common stock for stock purchase agreements from accredited investors valued at $112,600.  These shares were issued on January 4, 2006.

The Company issued issued 666,667 restricted shares of its $0.001 par value common stock to Providential Capital, Inc., a Nevada corporation, for consulting services.  These shares were issued on January 4, 2006.

The Company issued 10,000,000 restricted shares of its $0.001 par value common stock to Yves Castaldi Corporation for the purchase of 51% of stock of Yves Castaldi Corporation pursuant to the Stock Purchase Agreement dated December 20, 2005, which was closed on December 30, 2005.  These shares were issued on January 4, 2006.

The Company issued 850,000 restricted shares of its $0.001 par value common stock for stock purchase agreement from an accredited investor valued at $140,250.These shares were issued on January 4, 2006.

On January 5, 2006, the Company issued 50,000 restricted shares of its $0.001 par value common stock valued at $8,250 to an accredited investor.

On January 26, 2006, the Company issued 30,000 restricted shares of its $0.001 par value common stock for cash valued at  $10,500 to an accredited investor.

 On January 26, 2006, the Company issued 60,000 restricted shares of its $0.001 par value common stock for cash valued at $30,000 to an accredited investor.

 On January 26, 2006, the Company issued 20,000 restricted shares of its $0.001 par value common stock for cash valued at $10,000 to an accredited investor.

On January 26, 2006, the Company issued 20,000 restricted shares of its $0.001 par value common stock  for cash valued at $10,000.

On January 26, 2006, the Company issued 20,000 restricted shares of its $0.001 par value common stock for cash valued at $10,000 to an accredited investor.

On January 26, 2006, the Company issued 222,223 restricted shares of its $0.001 par value common stock for cash valued at $100,000 to an accredited investor.

On  January 26, 2006, the Company issued 100,000 restricted shares of its $0.001 par value common stock valued at $50,000 to an accredited investor.

On January 26, 2006, the Company issued 113,793 restricted shares of its $0.001 par value common stock for cash valued at $33,000 to an accredited investor.

On January 26, 2006, the Company issued 17,000 restricted shares of its $0.001 par value common stock to individuals for consulting agreement valued at $15,300.

 On January 30, 2006, the Company issued 200,000 restricted shares of its $0.001 par value common stock to a non-affiliated company for consulting agreement valued at $138,000 for a period of one year.

On February 7, 2006, the Company issued 414,286 restricted shares of its $0.001 par value common stock to Cornell Capital Partners, LP for commitment fee in connection with $10,000,000 Standby Equity Distribution Agreement.

On February 7, 2006, the Company issued 14,286 restricted shares of its $0.001 par value common stock to Newbridge Securities Corp for placement agent fee in connection with $10,000,000 Standby Equity Distribution Agreement by Cornell Capital Partners, LP.

On March 29, 2006, the Company issued 300,000 restricted shares of its $0.001 par value common stock  for cash valued at $49,500  to an accredited investor.

On March 30, 2006, the Company issued 280,000 restricted shares of its $0.001 par value common stock for consulting service valued at $117,600.

9.    Commitments

Rental Lease

Following the rescission of Lexor International, Inc.’s  pedicure spa business, the Company sub-leases its administrative offices at $1,500 per month on a month-to-month basis at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647.

Jeantex, Inc. is leasing its premises at 930 E. Jefferson Street, Los Angeles, CA 90011 at $8,500 per month on a month-to-month basis from Susan Shin, President of Jeantex, Inc., which is a wholly-owned subsidiary of Jeantex Group, Inc.

Yves Castaldi Corporation is leasing its premises at 910 South Los Angeles Street, Suite 601, Los Angeles, CA 90015 from Gerry Building, LLC at $8,000 a month for a two-year period starting August 2005 and ending July 2007.

Future commitments under operating leases are as follows for the twelve months ending December 31:

2006	$96,000
2007	$56,000
Total minimum lease payment	$152,000

10.     Subsequent Event

 Entry into a Material Definitive Agreement with Eurotex.

On May 19, 2006, the Company entered into a Stock Purchase Agreement ("Agreement") with Eurotex Spalatorie Textile, a Romanian corporation ("Eurotex").  Pursuant to the terms of the Agreement,  the Company has agreed to acquire 51% of the total issued and outstanding equity interests of Eurotex in exchange for the payment of $80,000 in cash and the issuance of $120,000 worth of newly-issued shares of Jeantex Group, Inc. common stock based on the 20-day closing average prior to the closing date. The closing of this acquisition was set to occur on June 30, 2006, but no later than July 15, 2006, subject to a satisfactory due diligence review of Eurotex by the Company and the approval of Jeantex Group’s Board of Directors.

11.    Certain Relationships and Related Transactions

           .

1. Red5 Holdings, Inc.:  As of March 31, 2006 Red5 Holdings, Inc., a Nevada corporation, of which a shareholder of the Company is the president, owes the Company $ 54,600. This loan is unsecured, carries 8.5% interest per annum, and becomes due and payable on September 29, 2006.

2. Bio-Warm Corp.: As of March 31, 2006, Bio-Warm Corp., a Nevada corporation, of which a shareholder of the Company is the president, owes the Company $235,000. This loan is unsecured, carries 8.5% interest per annum, and becomes due and payable on June 20, 2006.

3. Susan Shin: As of March 31, 2006, Susan Shin, a shareholder of the Company and president of Jeantex, Inc., a wholly-owned subsidiary of the Company, owes the Company $333,705. This advance is unsecured, non-interest bearing, and payable upon demand.

4. Yves Castaldi: As of March 31, 2006, Yves Castaldi, a shareholder of the Company and president of Yves Castaldi, Inc. a 51% owned subsidiary of the Company, owes the Company $27,000. This advance is unsecured, non-interest bearing, and payable upon demand.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The financial statements for the quarter ended March 31, 2006 include the operations of  Jeantex Group, Inc., Jeantex, Inc. and Yves Castaldi Corporation.

Revenues:

The Company had $444,390 revenues  for the quarter ended March 31, 2006, which took into account the operation of Jeantex Group, Inc., Jeantex, Inc. and Yves Castaldi, Inc. and no revenue during the year ended March 31, 2005 pursuant to the restatement of the discontinued business of Lexor International, Inc. Cost of goods sold for the quarter ended March 31, 2006 was $323,757, compared to none in the same period ended March 31, 2005, which was the result of the restatement of the discontinued business of Lexor International, Inc. Gross profit for the quarter ended March 31, 2006 was $120,633 or 27.15%, compared to none in the same period ended March 31, 2005, which was the result of the restatement of the discontinued business of Lexor International, Inc.

Operating Expenses:

The Company incurred total operating expenses of $1,442,367 for the quarter ended March 31, 2006 as compared to none for quarter ended March 31, 2005. The operating expenses was primarily includes $1,352,684 in General and administration expenses and $89,683 in Selling and marketing expenses.

Loss from operations:

The Company had a loss from operations of $1,321,734 for the quarter ended March 31, 2006 as compared to a loss from operations of $0 for the quarter ended March 31, 2005. This was mainly due to the increase in  professional services, including non-cash compensations for consulting and reorganization expenses, as well as general and administrative expenses.

Net loss:

The Company had a net loss of $1,324,097 from continuing operations for the quarter ended March 31, 2006 as compared to a net loss of $0 for the quarter ended March 31, 2005.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarter ended March 31, 2005 was ($0.01) as compared to that of ($0) for the quarter ended March 31, 2005.

Liquidity and Capital Resources

For the three-month period ended March 31, 2006, the Company's had $3,372 in cash operation. The Company used $385,874 for operating activities during the three-month period ended March 31, 2006 compared to $0 for the same period ended March 31, 2005.

The Company generated $52,162 for investing activities during the three-month period ended March 31, 2006 compared to $0 for the same period ended March 31, 2005.

During the three-month period ended March 31, 2006, the Company generated $.323,622 from financing activities compared to  $0 for the three-month period ended March 31, 2005.

The Company has incurred an accumulated deficit as of March 31, 2006 of $11,156,363.

The future of the Company is dependent on its ability to generate cash from operations and future acquisition of  related businesses. There can be no assurance that the Company will be able to implement its current plan.

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

As of March 31, 2006, there were three other legal proceedings pending against the Company and the Company has provided for an estimated amount of $45,109 during the quarter.

Item 2. Changes in Security

    The following shares were issued during the quarter.

David Lee	850,000
Yves Castaldi Corp	10,000,000
Providential Capital	666,667
Lenny Bianchino	89,412
Yen Phu	104,118
Yu Jiao	20,588
Teresa Tu	27,647
Mai Chu	89,412
Raymond La belle	222,223
Mary Chang	30,000
John Kim	60,000
Bona Lee	20,000
Benjamin LaBell	20,000
Michelle LaBelle	20,000
New Crew Production	100,000
Joseph Johnson	113,793
Investsource- Consulting	17,000
Mica Capital	200,000
Hoang Nga Do	300,000
Cuong Le	50,000
Cornell Capital Partners	414,286
Newbridge Securities Corp	14,286
Providential Capital	280,000

Item 3. Default Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

       Index to Exhibits.

Exhibit No.	Description
The exhibits required by Item 601 of Regulation S-B are identified below and attached hereto or incorporated by reference as noted in the list.
10.5	Stock Purchase Agreement between the Company and Yves Castaldi Corporation, dated December 20, 2005 (1)
10.6	Closing Memorandum for the Stock Purchase of Castaldi Corporation by Lexor Holdings, Inc., dated December 30, 2005 (1)
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive/Financial Officer
32.1	Section 1350 Certification of Chief Executive/Financial Officer
41	Standby Equity Distribution Agreement, dated February 1, 2006, between Cornell Capital Partners, LP and Jeantex Group, Inc. (2)
42	Registration Rights Agreement, dated February 1, 2006, by and between Jeantex Group, Inc. and Cornell Capital Partners, LP, in connection with the Standby Equity Distribution Agreement (2)
43	Placement Agent Agreement, dated February 1, 2006, by and among Jeantex Group, Inc., Newbridge Securities Corporation and Cornell Capital Partners, L.P. (2)
44	Form of $0.52 Warrant, dated February 1, 2006, with a five-year term, issued to Cornell Capital Partners, LP. (2)
45	Form of $0.90 Warrant, dated February 1, 2006, with a five-year term, issued to Cornell Capital Partners, LP. (2)

(B) Forms 8-K filed.

- Stock Purchase Agreement between the Company and Yves Castaldi Corporation dated December 20, 2005. Closing Memorandum for the Stock Purchase of Castaldi Corporation by Lexor Holdings, Inc., dated December 30, 2005. (1)
- On February 1, 2006, Jeantex Group, Inc. ("Jeantex" or the "Company") entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. (2)

Note (1): Filed with Form 8-K dated January 6, 2006

Note (2): Filed with Form 8-K dated February 2, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEANTEX GROUP, INC.

(Registrant)

Date: May 23, 2006

By: /s/ Henry D. Fahman

Henry D. Fahman, Director and Interim Chief Executive/Financial Officer

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)

(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Henry Fahman, certify that:

(1) I have reviewed this quarterly report on Form 10QSB of Jeantex Group, Inc. and its subsidiaries;

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

(4) I am responsible for establishing and maintaining disclosure controls and procedures as of the end of the period covered by the report for the small business issuer and has:

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

        (a) any changes and material weaknesses in the design or operation of internal controls which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting .

 /s/ Henry Fahman

Principal Executive/Financial Officer

Jeantex Group, Inc.

May 23, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Sections 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Jeantex Group, Inc. on Form 10-QSB for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, Interim CEO/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:      May 23, 2006

 /s/ Henry Fahman

Henry Fahman

Interim CEO/Financial Officer