Form 10KSB/A
period 2004-12-31
Jeantex Group, Inc.
filed 2006-07-20
CIK 106311

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

On March 31, 2005 Company cancelled the merger agreement with Lexor International, Inc. Cancellation of the agreement results in cancellation of 10,867,000 shares of its Class A common stock  issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long.

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

Lexor Holdings, Inc., formerly Western Silver-Lead Corporation, (the "Company") is a Florida corporation originally incorporated as an Idaho corporation on August 23, 1947. On November 1, 2001, the Company entered into an Asset Purchase Agreement to transfer all of its interest in its properties to WSL, LLC, an entity controlled by its former president and director, Harry F. Magnuson, who is the father of H. James Magnuson, president and director of the Company at that time. The Company’s shareholders at a special meeting on August 16, 2002 ratified this agreement.

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

Future Direction of the Company

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Registrant's Class A Non-Assessable Common Stock was quoted by Over the Counter Bulletin Board under the symbol LXRHE at the time the 10KSB Form for the period ended December 31, 2004 was filed in May 2005 while Class B Assessable Common stock was not traded. From 1/24/2005 to 3/02/2005, the Registrant's Class A Non-Assessable Common Stock was quoted on the Pink Sheet Quotation System under the symbol LXRH. The following table sets forth the range of high and low bid prices as reported by the Over the Counter Bulletin Board or the Pink Sheet Quotation System for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  In May 2002, our shares were subject to a one for 10 recapitalization. In September 2003, our Class A shares were subject to a one for 10 recapitalization and our Class B shares were subject to a one for 500 recapitalization. The table below reflects such information.

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

(B) Shareholders:

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

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003:

During the year ended December 31, 2004 the Company’s operations were limited to Lexor Holdings, Inc. public shell. The Company’s business for the period ended December 31, 2003 included the consolidation of Lexor International, Inc. pedicure spa operations.

Liquidity and Capital Resources

As of December 31, 2004, the Company had no cash. The company was looking for a merger and acquisition candidate.

The Company has incurred an accumulated deficit as of December 31, 2004 of $390,403.

Item 7.  Financial Statements

Index to Consolidated Financial Statements:

    Independent Auditors' Report 2004

    Independent Auditors' Report 2003

    Balance Sheet, December 31, 2004

    Statements of Operations for the years ended December 31, 2004 and 2003

    Changes in Stockholders' Equity for the years ended December 31, 2004 and 2003

    Statements of Cash Flows for the years ended December 31, 2003 and 2003

    Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Lexor Holdings, Inc.

We have audited the accompanying balance sheet of Lexor Holdings, Inc. (formerly Western Silver-Lead Corporation), a Florida Corporation as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexor Holdings, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2003 were audited by other accountants; whose report dated March 31, 2004, expressed an unqualified opinion on those statements and included an opinion as to the Company's ability to continue as a going concern.  They have not performed any auditing procedures since that date.

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

January 12, 2006

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

Fountain Valley, California

March 31, 2004

LEXOR HOLDINGS, INC.
(formerly WESTERN SILVER-LEAD CORPORATION)
BALANCE SHEET
December 31, 2004

2004
ASSETS:

Current Assets:
Cash	$ 0
Prepaid expenses	0
Total Current Assets	0

Property and Equipment:
Furniture and fixtures	0
Machinery and equipment	0
0
Less accumulated depreciation	0
Net Fixed Assets	0

Assets held for sale	366,903

TOTAL ASSETS	$ 366,903

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Liabilities held for sale	$1,752,083
Notes payable - current portion	250,000
Total Current Liabilities	2,002,083

Long-Term Liabilities:
Notes payable	0

TOTAL LIABILITIES	2,002,083

Stockholders' Deficit:
Class A Common stock, non-assessable, $.001 par value, 4,999,500,000
shares authorized, 16,270,050 issued and outstanding,	16,270
Class B Common stock, assessable, $0.001 par value, 10,000 shares authorized, 9,958 shares issued and outstanding	10

Additional paid-in capital	1,863,975
Retained deficit	(3,515,435)
Total Stockholders' Deficit	(1,635,180)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 366,903

The accompanying notes are an integral part of these financial statements.

LEXOR HOLDINGS, INC.
(formerly WESTERN SILVER-LEAD CORPORATION)
STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004

SALES	$ 0

COST OF GOODS SOLD	0

GROSS PROFIT	0

OPERATING EXPENSES:
Sales and marketing	0
General and administrative	0
Consultant fees	0
Total Operating Expenses	0

Loss from Operations	0

OTHER INCOME (EXPENSES)
Other income	0
Interest expense	0
0

Net loss before discontinuing operations	0

Loss from discontinued operations	(2,668,094)

NET INCOME (LOSS)	$ (2,668,094)

Weighted average number of
shares outstanding	15,815,035

Basic and diluted net loss per share	$ (.20)

The accompanying notes are an integral part of these financial statements.

LEXOR HOLDINGS, INC.
(formerly WESTERN SILVER-LEAD CORPORATION)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2004

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance - September 30, 2002	120,000	$ 120	9,912	$ 10	$ 172,358	$ (172,488)	$ -
							-
Net loss	-	-	-	-	-	(34,845)	(34,845)
Balance - December 31, 2002	120,000	120	9,912	10	172,358	(207,333)	(34,845)

Stock issued for acquisition	10,867,000	10,867	-	-	(72,413)	(358,485)	(420,031)
Stock issued for services	2,250,000	2,250	-	-	-	-	2,250
Stock issued for services	1,763,000	1,763	-	-	-	-	1,763
Rounding	50	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(281,523)	(281,523)
Balance – December 31, 2003	15,000,050	15,000	9,912	10	99,945	(847,341)	(732,386)

Stock issued for services	1,270,000	1,270	46	-	1,764,030	-	1,765,300
Net Loss	-	-	-	-	-	(2,668,094)	(2,668,094)
Balance – December 31, 2004	16,270,050	$ 16,270	$ 9,958	$ 10	$ 1,863,975	$ (3,515,435)	$(1,635,180)

The accompanying notes are an integral part of these financial statements.

LEXOR HOLDINGS, INC. (formerly WESTERN SILVER-LEAD CORPORATION) STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2004
Net Income (Loss)	$ 0
Adjustments to reconcile net loss to net cash
Used in operating activities	0
Depreciation/amortization	0
Warranty reserve	0
Payroll liabilities	0
Accrued interest	0
Changes in assets and iabilities	0
Decrease (increase) in accounts receivable	0
Decrease (increase) in inventory	0
(Increase) in deposits	0
Inter company adjustment	0
Increase (decrease) in accounts payable and accrued expenses	0

Net Cash Used in Operating Activities	0

Cash Flow from investing Activities:
Acquisition of property and equipment	0
Net Cash Provided By Investing Activities	0

Cash Flow From Financing Activities:
Proceeds from notes payable	0
Payment on notes payable	0
Refund Class B assessments	0
Net Cash Provided By Financing Activities	0

(Decrease ) Increase in Cash	0
Cash and Cash Equivalents – Beginning of period	0
Cash and Cash Equivalents – End of period	$ 0

Supplemental Cash Flow Information:
Interest paid	$ 0
Taxes paid	$ 0

The accompanying notes are an integral part of these financial statements.

LEXOR HOLDINGS, INC.

(formerly WESTERN SILVER-LEAD CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

1.    DESCRIPTION OF BUSINESS

Lexor Holdings, Inc., formerly Western Silver-Lead Corporation, (the "Company" or “WSL”) is a Florida corporation originally incorporated as an Idaho corporation on August 23, 1947. WSL was organized to explore for, acquire and develop mineral properties in the State of Idaho and the Western United States. During the past several years WSL's activities had been confined to annual assessment and maintenance work on its Idaho mineral properties and other general and administrative functions. As of September 30, 2000, no proven or probable reserves had been established at any of WSL's mineral properties. On November 1, 2001, WSL entered into an Asset Purchase Agreement to transfer all of its interest in its properties to WSL, LLC, an entity controlled by its former president and director, who was the father of the president and director of WSL at that time. This agreement was ratified by WSL's shareholders at a special meeting on August 16, 2002.

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

On March 31, 2005 Company cancelled the merger agreement with Lexor International, Inc. Cancellation of the agreement results in cancellation of 10,867,000 shares of its class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long, and the discontinuation of the pedicure spa business.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $3,515,435 at December 31, 2004. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At December 31, 2004 the Company had no cash or cash equivalent.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. At December 31, 2004 the Company had no accounts receivables.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. At December 31, 2004 the Company had no property and equipment.

Revenue Recognition

Revenue Recognition Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. At December 31, 2004 the Company had not earned or recognized any revenue.

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

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during the year ended December 31, 2004, accordingly, a Statement of Comprehensive Loss is not presented.

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

3.    DISCONTINUED OPERATIONS

On September 29, 2003 the Company entered into an Agreement of Merger with Lexor International, Inc, ("Lexor") a Maryland corporation, which specializes in the pedicure spa business. On March 31, 2005, the Company entered into a rescission agreement with Lexor International, Inc. to terminate the Agreement of Merger, whereby the Company would cancel 10,870,000 shares of class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long, and pay Christopher Long $250,000 and International would assume any and all liabilities pertaining to the spa business and all its pre-merger assets.

The consolidated financial statements have been restated to present the spa business operations as a discontinued operation.

Operating results of discontinued operations were as follows:

Statement of Operations Data

2004

      2003

Net Sales

$7,887,783

$4,627,390

Loss from discontinuing

  Spa operations

(2,668,094)

(281,523)

Diluted loss per share

 From discontinued operations

$(0.17)

$(0.02)

For financial reporting purposes, the net assets of the Company’s discontinued operations held for sale have been classified in Other assets in 2004 and 2003 and consisted of the following:

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

4.    INCOME TAXES

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

For federal and state income tax purposes, the Company has available net operating loss carryforwards of approximately $3,515,435 as December 31, 2004. The federal and state net operating loss carryforwards expire through 2018 and are available to offset future income tax liabilities. Temporary differences that give rise to deferred tax assets and liabilities are as follows:

December 31, 2004

Net operating loss carryforwards	$3,515,435
Warranty reserve	0
Unpaid liabilities	0
Allowance for doubtful accounts	0
3,515,435
Valuation Allowance	3,515,435
Net deferred taxes	$ -

 Income tax expense (benefit) for the year ended December 31, 2004 is summarized as follows:

2004
Current:
Federal	$ 0
State	0
Deferred taxes	0
Valuation Allowance	0
Income tax expense (benefit)	$ 0

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

December 31, 2004

Tax expense (credit) at statutory rate - federal	(34.0%)
State tax expense (credit) net of federal tax	(4.6)
Graduated federal rate	4.2
Valuation allowance	34.4
Tax expense at actual rate	-

6.    STOCKHOLDERS' EQUITY

The authorized common stock has been divided into two classes known as "Common Stock,”  or “Class A Non-assessable Common Stock” lass A" and "Class B Assessable Common Stock.”

Common Stock ( Class A)

At December 31, 2004, the Company has authorized for issue, 4,999,500,000 shares of Class A Common Stock with a par value of $0.001. Class A Common Stock issued and outstanding of 16,270,050 shares is fully paid and non-assessable. 10,867 common shares of A class stock has to be cancelled per cancellation of merger agreement.

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

8.   COMMITMENTS AND CONTINGENCIES

Rental Lease

Following the divestiture of its pedicure spa business, the Company leases its administrative offices at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647

9.    FINANCIAL ACCOUNTING DEVELOPMENTS

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

10. SUBSEQUENT EVENTS

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

Stock Purchase Agreement

On June 30, 2005, the Company entered into a Stock Purchase Agreement with Jeantex, Inc., a California corporation. Pursuant to the Stock Purchase Agreement, the Company issued 20,000,000 shares of its Class A common stock to Jeantex, Inc.'s shareholder  in exchange for all the issued and outstanding shares of the Jeantex, Inc.’s common stock. Subsequently the name of Lexor Holdings, Inc. was changed to Jeantex Group, Inc. on July 1, 2005.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a)(1) Previous Independent Accountant

(i) On May 1, 2005 the board of directors of the Registrant received and accepted the resignation of Kabani & Company as its independent accountants. Kabani & Company audited the Registrant's financial statements for its fiscal year ended December 31, 2003.

(ii) The audit report of Kabani & Company dated March 31, 2004) on the financial statements of the Registrant included in the Registrant's Forms 10-KSB for the years ended December 31, 2003 and 2002 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for the Company's ability to continue as a going concern.

(iii) The decision to change accountants from Kabani & Company was based upon their resignation. New management has determined to engage the accounting firm of Jaspers + Hall, PC as the Registrant's new independent accountants to conduct the audit for its fiscal year ended December 31, 2004.

(iv) During the audit of the Company's financial statements for the fiscal years ended December 31, 2003 and 2002 and any subsequent interim period through the date of the resignation of Kabani & Company, the Registrant's accountants did not have any disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there were no "reportable events" with Kabani & Company, as described in Items 304 (a) (1) (iv) and (v) of Regulation S-K, respectively. (v) The Registrant has requested that Kabani & Company furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if not, the respect in which it does not agree. A copy of such letter, dated October 6, 2003 is filed as Exhibit 16.1 to this Form 8-K.

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

Henry Fahman, Director

Mr. Fahman has been President and Chairman of the Board of Providential Holdings, Inc. since January 14, 2000. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and has also attended Executive Education at Harvard Business School and Stanford University. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman is currently a member of the Board of Trustees of Union College of California and President of Providential Foundation, Inc., both of which are non-profit organizations.

Nicholas La, Corporate Secretary

Mr. La has 10 years experience collectively in Service-Support, Retail and the Nail & Beauty Industry. He started out working in the Information Technology sector for several large corporations, including Parker Hannifin Aerospace, Irvine CA and New Century Mortgage, Irvine CA, where he was responsible for supporting and maintaining the network for over 1500 employees. In 1999 he played a major role in building The Nail Depot, Inc. nail supply chain and was appointed as General Manager, in which position he helped triple total sale revenues in just 18 months. Mr. La joined Lexor, Inc. in 2003.

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

        Exhibit B to the Company's Definitive Proxy Statement on Schedule

                                14A, filed on May 22, 2002.

3(i) 3

                    Articles of Amendment to the Articles of Incorporation of Western

                                Silver-Lead Corporation, dated September 29, 2003, filed on May 03,

                                2006 as Exhibit 3(i) 3 to the Company’s Form 10KSB for the year ended December 31, 2005.

3(i) 4

        Articles of Amendment to the Articles of Incorporation of Lexor

Holdings, dated June 29, 2005, filed on May 03, 2006 as Exhibit 3(i) 4 to the Company’s Form 10KSB for the year ended December 31, 2005.

3(ii)1                       By-laws, as amended, filed as Exhibit 3(b) to the Company's Form

                               10 K for the year ended September 30, 1983.

3(ìi) 2

        By-laws, as amended, filed on May 03, 2006 as Exhibit 3(ii) 2 to the

                                Company’s Form 10KSB for the year ended December 31, 2005.

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

Date: July 19, 2006

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

Date: July 19, 2006

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

Date: July 19, 2006

/s/ Henry Fahman

Henry Fahman

Interim Chief Executive/Financial Officer