Form 10QSB/A
period 2006-03-31
Jeantex Group, Inc.
filed 2006-08-18
CIK 106311

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

Yes [ X ] No [ ]

As of March 31, 2006, the Registrant had 95,938,196  Non-Assessable shares of Common Stock, previously referred to as Class A common stock, and 9,958 Class B Assessable shares of common stock issued and outstanding. Company would cancel 10,870,000 shares of class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long and 6,000,000 common shares issued to Yves Castaldi Corp.

TABLE OF CONTENTS

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

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Jeantex Group, Inc.

We have reviewed the accompanying balance sheets of Jeantex Group, Inc. as of March 31, 2006 and the related statements of operations and cash flows for the three-months ended March 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC.

Denver, Colorado

August 15, 2006

Jeantex Group, Inc.

(Formerly known as Lexor Holdings, Inc.)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2006	Audited December 31, 2005

ASSETS

Current Assets:
Cash	$ 3,371	$ 91
Prepaid expenses	280,912	244,876
Inventory	169,785	184,785
Notes receivable - related parties	337,958	391,305
Total Current Assets	792,026	821,057

Property and equipment - net	75	95

Other assets
Investment in Yves Castaldi	1,992,500	1,800,000
Advances to shareholder	301,650	301,650
Goodwill	3,750,000	3,750,000
Total other assets	6,044,150	5,851,650

TOTAL ASSETS	$ 6,836,251	$ 6,672,802

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank overdraft	$ 110,599	$ 66,315
Accounts payable - trade	98,580	85,241
Payroll taxes liabilities	15,562	10,792
Accrued expenses	123,412	11,300
Line of credit	135,739	57,178
Notes payable - related parties	406,400	300,000
Advances payable from shareholder	159,654	-
Total Current Liabilities	1,049,946	530,826

TOTAL LIABILITIES	1,049,946	530,826

Stockholders' Deficit:
Class A Common Stock, non-assessable, $.001 par value
4,999,500,000 shares authorized, 95,938,196 and 82,228,764 issued
and outstanding	95,938	82,229
Class B Common Stock, assessable, $.001 par value
10,000 authorized, 9,958 issued and outstanding	10	10
Common shares to be issued	166,030	2,611,280
Subscription receivable	(183,750)	(183,750)
Additional paid in capital	16,356,039	13,624,556
Retained deficit	(10,647,962)	(9,992,349)
Total Stockholders' Deficit	5,786,305	6,141,976

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 6,836,251	$ 6,672,802

See Accountants’ review report and accompanying notes to these financial statements.

Jeantex Group, Inc.

(Formerly known as Lexor Holdings, Inc.)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

SALES	$ 443,379	$ -
		-
COST OF GOODS SOLD	332,881	-

GROSS PROFIT	110,498	-

EXPENSES:
General and Administrative	763,748	-
Sales and Marketing	-	-
Reorganizational expenses	-	-
Total Operating Expenses	763,748	-

Net Loss from Operations	(653,250)	-

OTHER INCOME/(EXPENSES):
Interest expense	(8,517)	(6,760)
Interest income	6,154	-

Net loss before discontinued operations	(655,613)	(6,760)

Net loss of discontinued operations	-	(1,494,759)

NET LOSS	$ (655,613)	$ (1,501,519)

Per Shares Information:
Weighted average number of common shares outstanding	94,372,690	15,679,898
Net loss per common share	$ (0.007)	$ (0.096)

See Accountants’ review report and accompanying notes to these financial statements.

Jeantex Group, Inc.

(Formerly known as Lexor Holdings, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Cash Flows from Operating Activities:
Net income	$ (655,613)	$ -
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and Amortization	20	-
Common shares issued for services	299,942	-
Write-off of goodwill	-	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(36,036)	-
(Increase) decrease in inventory	15,000	-
(Decrease) increase in accounts payable	13,339	-
(Decrease) increase in payroll taxes payable	4,770	-
(Decrease) increase in accrued expenses	112,112	-
Total adjustments	409,147	-
Net Cash Used in Operating Activities	(246,466)	-

Cash Flows from Investing Activities
Proceeds (payments) from notes receivable	53,347	-
Investment	(192,500)	-
Net Cash Used in Investing Activities	(139,153)	-

Cash Flows from Financing Activities
Bank Overdraft	44,284	-
Proceeds from lines of credit	78,561	-
Proceeds from notes payable	266,054	-
Repayment of notes payable	-	-
Net Cash Provided by Financing Activities	388,899	-

Net (Decrease) Increase in Cash and Cash Equivalents	3,280	-

Cash and Cash Equivalents at Beginning of Period	91	-

Cash and Cash Equivalents at End of Period	$ 3,371	-

Supplemental Information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-Cash Investing and Financing Activities
Common shares issued for services	299,242	1,765,000

See Accountants’ review report and accompanying notes to these financial statements.

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

Jeantex Holdings, Inc.’s management views the rescission as a divestiture/discontinuance of a business.  Management has viewed the spa operations as unprofitable and has decided to seek merger opportunities with another company.

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

On December 20, 2005, the Company entered into a Stock Purchase Agreement with Yves Castaldi Corporation, a California corporation.  Pursuant to the terms of the Agreement, Jeantex Group, Inc. has agreed to acquire 51% of the total issued and outstanding equity interests of Castaldi (10,408 shares of common stock) in exchange for the payment of $650,000 in cash ($50,000 paid on December 29, 2005 and an executed promissory note for the remaining $600,000 of which $300,000 is to be used for working capital) and the issuance of 10,000,000 newly-issued shares of Jeantex Group, Inc. common stock.  The 10,000,000 shares of Jeantex restricted common stock will be vested on a pro rata basis, based on a minimum of $10,000,000 in revenues and between $2.5 and $3.0 million in net profit to be generated by Yves Castaldi Corporation in the next 12 months.  The closing of this acquisition occurred December 30, 2005.  This Stock Purchase Agreement was later amended to 4,000,000 shares of Jeantex Group, Inc. and cancellation of promissory note of $600,000 and a 20% interest in Yves Castaldi Corporation.  The four million (4,000,000) shares of common stock  retained by Castaldi  will be vested on a pro-rata basis based on Yves Castaldi Corporation’s projected revenues of $10,000,000 and net profits of $2,000,000 in the next twenty-four months commencing July 1, 2006. In the event said target revenues and profitability are not reached within said twenty-four months, the amount of vested shares shall be adjusted accordingly on a pro-rata basis.

The Company qualifies under Regulation SB as a "small business issuer", (i.e. less than $25,000,000 in revenues; a U.S. company other than an investment company) and has met the small business issuer requirements at the end of the past two consecutive fiscal years.

Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $10,647,962 at March 31, 2006. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management has devoted considerable effort towards management of liabilities and improving the operations of the Company, as well as seeking new business opportunities, including the possibility of acquiring companies with substantial revenues and positive cashflows. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At March 31, 2006, the Company had $3,371 in cash or cash equivalents.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. At March 31, 2006, the Company had the following property or equipment.

At March  31, 2006 the Company had following assets:

1. Furniture & Fixtures	$ 573
2. Property and equipment.	27,501
3. Vehicle	3,129
Total	31,203
Accumulated Depreciation	(31,128)
Net Property and Equipment	$ 75

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods.   At March 31, 2006, inventory consisted of the following:

Finished Goods	$169,785

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

4. OTHER RECEIVABLES – RELATED PARTIES

At March 31, 2006, Other Receivables from related parties consisted of the following:

Note Receivable, unsecured, 8.5% interest per annum,

matures September 2006, from shareholder of Company                                $   54,600

Note Receivable, unsecured, 8.5% interest per annum,

matures June 2006, from shareholder of Company                                             235,000

Note Receivable, unsecured, 8.5% interest per annum,

matures June 2006, from shareholder of Company                                               27,000

Interest Receivable

                                         21,358

  Total

        $337,958

4. ADVANCE RECEIVABLES – RELATED PARTIES

Advances Receivable of $301,650, unsecured, 0% interest per annum,

due on demand, from shareholder of Company                                                  $301,650

5. DEPOSITS AND PREPAID EXPENSES

At March 31, 2006, Deposits and prepaid expenses consisted of the following:

Security Deposits	17,816
Prepaid Advertising	98,933
Prepaid Consulting	49,163
Prepaid IR/PR	115,000

$280,912

6.  INVESTMENT

At March 31, 2006, the Company committed  4,000,000 shares of its common stock valued at $1,800,000 to purchase a 20% in Yves Castaldi Corp., a manufacturing company specializing in denim clothing. In addition, the Company has contributed cash in the amount of $192,500.

7.  LINE OF CREDIT

At March 31, 2006, the Company has a demand bank line of credit totaling $200,000, under which the Company may borrow on an unsecured  basis at the bank’s prime rate.

At March 31, 2006, $135,735 was outstanding under this line of credit line.

8.   NOTES PAYABLE - RELATED PARTIES

At March 31, 2006, Notes Payable consisted of the following:

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006                                                                                                   $250,000

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, to shareholder of Company                                                        4,500

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, to shareholder of Company                                                      50,000

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, to shareholder of Company                                                        6,400

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, to shareholder of Company                                                       25,000

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, to shareholder of Company                                                       10,500

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, to shareholder of Company                                                        60,000

  Total

      $406,400

9.    STOCKHOLDERS' EQUITY

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

Stock Transactions:

During the three month period ended March 31, 2006, the following stock transactions occurred:

On January 4, 2006, the Company issued 331,177 restricted shares of its $0.001 par value common stock for stock purchase agreements from accredited investors valued at $112,600.

On January 4, 2006, the Company issued 666,667 restricted shares of its $0.001 par value common stock to Providential Capital, Inc., a Nevada corporation, for consulting services.

On January 4, 2006, the Company issued 10,000,000 restricted shares of its $0.001 par value common stock to Yves Castaldi Corporation for the purchase of 51% of stock of Yves Castaldi Corporation pursuant to the Stock Purchase Agreement dated December 20, 2005, which was closed on December 30, 2005.

This Stock Purchase Agreement was later amended to issuance of 4,000,000 shares and 20% investment in Yves Castaldi Corporation valued at $1,800,000.

On January 4, 2006, the Company issued 850,000 restricted shares of its $0.001 par value common stock for stock purchase agreement from an accredited investor valued at $140,250.

On January 5, 2006, the Company issued 50,000 restricted shares of its $0.001 par value common stock valued at $8,250 to an accredited investor

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

9.    COMMITTMENTS

Rental Leases

The Company sub-leases its administrative offices for $1,500 per month on a month-to-month basis at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647.

Jeantex, Inc. is leasing its premises at 930 E. Jefferson Street, Los Angeles, CA 90011 at $8,500 per month on a month-to-month basis from Susan Shin, President of Jeantex, Inc., which is a wholly-owned subsidiary of Jeantex Group, Inc.

10. Subsequent Event

On December 30, 2005, the Company committed 10,000,000 restricted shares of its $0.001 par value common stock to Yves Castaldi Corporation for the purchase of 51% of stock of Yves Castaldi Corporation pursuant to the Stock Purchase Agreement dated December 20, 2005, which was closed on December 30, 2005.  In June 2006, this Stock Purchase Agreement was amended whereby the Company  agreed to reduce its stake in Castaldi from 51% to 20% of the total issue and outstanding  number of shares of Castaldi.  Castaldi  agreed to retain only 4,000,000 of the 10,000,000 shares originally issued to it pursuant to the Agreement and will also retain $226,650 paid to Castaldi by the Company as consideration for the Company’s 20% stake in Castaldi.  The Four Million (4,000,000) shares of common stock  retained by Castaldi  will be vested on a pro-rata basis based on Yves Castaldi Corporation’s projected revenues of $10,000,000 and net profits of $2,000,000 in the next twenty-four months commencing July 1, 2006. In the event said target revenues and profitability are not reached within said twenty-four months, the amount of vested shares shall be adjusted accordingly on a pro-rata basis. The remaining 6,000,000 shares will be surrendered by Castaldi.

In May 2006,  the Company signed a stock purchase agreement to acquire 51% of Eurotex Spalatorie Textile, a Romanian industrial washing company located in Sibiu, Romania, in exchange for $80,000 in cash and $120,000 worth of restricted stock of the Company based on the 20-day closing average prior to the closing date. The Company has not completed satisfactory due diligence review of Eurotex and its Board of Directors has not approved the acquisition as of the date of this report.

Item 13. Certain Relationships and Related Transactions

1. Red5 Holdings, Inc.:  As of March 31, 2006 Red5 Holdings, Inc., a Nevada corporation, of which a shareholder of the Company is the president, owes the Company $ 114,600. This loan is unsecured, carries 8.5% interest per annum, and becomes due and payable on September 29, 2006.

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

Future Direction of the Company

Subsequent to the divesture of the pedicure spa business on March 31, 2005, the Company acquired Jeantex, Inc, a California corporation, on June 30, 2005, which has become a wholly-owned subsidiary of Jeantex Group, Inc.  Established in October 1999, Jeantex, Inc. has been engaged in the design, development, manufacturing, and marketing of consumer products for the apparel markets worldwide. Jeantex, Inc.  has manufactured denim jeans for prominent brand names, including ABS, Blue Cult, Guess, Hurley, Limited Express, Lucky,  and Stronghold, and has also manufactured and marketed new lines of uniquely designed premium jeans, T-Shirts, and accessories under the "Bone People" name. Recently, Jeantex, Inc. has focused its attention on full-package private label accounts whereby the company is responsible for the entire production process, from the purchase of raw materials to the finished products.  On December 30, 2005, the Company acquired 51% ownership equity of Yves Castaldi Corporation, a California corporation, which designs high-end denim fashion collections.  As of June 4, 2006, the Company’s ownership in Yves Castaldi Corporation was reduced to 20%. The Company intends to follow a four-pronged business model, which includes:

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

However, the Company may seek to engage in other business industries unrelated to textile-apparel clothing if its operations in the current industry prove to be unprofitable in the foreseeable future.

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

      We are in the early stages of the restructuring of our company, following the divestiture of Lexor International, Inc. and the acquisition of Jeantex, Inc. as well as 20% of Yves Castaldi Corporation.  As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record. Unanticipated problems, expenses and delays are frequently encountered in ramping up production and sales and developing new products, especially in the current stage of our business. Our ability to continue to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other things:

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

•

  announcements by us or our competitors of new products, or significant acquisitions, strategic

•

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The financial statements for the quarter ended March 31, 2006 includes the operations of Jeantex, Inc. and Jeantex Group, Inc.

Revenues:

The Company had $443,379 revenues  for the quarter ended March 31, 2006, which took into account the operation of Jeantex, Inc. and Jeantex Group, Inc. and no revenue during the quarter ended March 31, 2005 pursuant to the restatement of the discontinued business of Lexor International, Inc. Cost of goods sold for the quarter ended March 31, 2006 was $493,796, compared to none in the same period ended March 31, 2005, which was the result of the restatement of the discontinued business of Lexor International, Inc. Gross loss for the quarter ended March 31, 2006 was $50,417 or 11.37%, compared to none in the same period ended March 31, 2005, which was the result of the restatement of the discontinued business of Lexor International, Inc.

Operating Expenses:

The Company incurred total operating expenses of $763,748 for the quarter ended March 31, 2006 as compared to none for the quarter ended March 31, 2005. The operating expenses was primarily includes $763,748 in General and administration expenses.

Loss from operations:

The Company had loss from operations of $653,250 for the quarter ended March 31, 2006 as compared to a loss from operations of $0 for the quarter ended March 31, 2005. This was mainly due to the increase in  professional services, including non-cash compensations for consulting and reorganization expenses, as well as general and administrative expenses.

Net loss:

The Company had a net loss of $655,613 from continuing operations for the quarter ended March 31, 2006 as compared to a net loss of $1,501,519, which includes $1,494,759 in loss from discontinued operations for the quarter ended March 31, 2005.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarter ended March 31, 2006 was ($.0.007) as compared to that of ($0.) for the quarter ended March 31, 2005.

Liquidity and Capital Resources

For the three-month period ended March 31, 2006, the Company's had $3,371 in cash operation. The Company used $246,466 for operating activities during the three-month period ended March 31, 2006 compared to $0 for the three months period ended March 31, 2005.

The Company spent $139,153 for investing activities during the three-month period ended March 31, 2006 compared to $0 for the three months  period ended March 31, 2005.

During the three-month period ended March 31, 2006, the Company obtained $388,899 from financing activities compared to  $0 for the three-month period ended March 31, 2005.

The Company has incurred an accumulated deficit as of March 31, 2006 of $10,647,962.

The future of the Company is dependent on its ability to generate cash from future acquisition of a business. There can be no assurance that the Company will be able to implement its current plan.

Item 3  Controls and Procedures

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

L.A. Commercial Group, Inc. v. Jeantex, Inc. - Los Angeles County Superior Court Case No. 05NL15076

These claims are for payment for services allegedly rendered to the Company's wholly-owned subsidiary, Jeantex, Inc., by the Plaintiff.  Plaintiff alleges that Jeantex, Inc. owes approximately $12,000 to Plaintiff.  Management believes that these claims have no merit and will defend them vigorously.

Sportster Two GmBH v. Jeantex, Inc. - Orange County Superior Court Case No. 05CC13638

These claims are for a breach of contract between Plaintiff and the Company's wholly-owned subsidiary, Jeantex, Inc.  Plaintiff is seeking damages in excess of $25,000.  Management believes that these claims have no merit and will defend them vigorously.

Item 2. Changes in Security

    The following shares were issued or committed during the quarter.

David Lee	850,000
Yves Castaldi Corp	10,000,000
Providential Capital	666,667
Lenny Bianchino	89,412
Yen Phu	104,118
Yu Jiao	20,588
Teresa Tu	27,647
Mai Chu	89,412
Raymond LaBelle	222,223
Mary Chang	30,000
John Kim	60,000
Bona Lee	20,000
Benjamin LaBelle	20,000
Michelle LaBelle	20,000
New Crew Production	100,000

Joseph Johnson	113,793
Investsource Consulting	17,000
Mica Capital	200,000
Hoang Nga Do	300,000
Cuong Le	50,000
Cornell Capital Partners	414,286
Newbridge Securities Corp	14,286
Providential Capital	280,000

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

(A) Exhibits

       Index to Exhibits.

Exhibit No.                                               Description

10.5                                             Stock Purchase Agreement between the Company and Yves Castaldi Corporation, dated December 20, 2005

10.6                                             Closing Memorandum for the Stock Purchase of Castaldi Corporation by Jeantex Group, Inc., dated December 30, 2005

31.1                                             Rule 13a-14a/15d-14(a) Certification of Chief Executive/Financial Officer.

32.1                                             Section 1350 Certification of Chief Executive/Financial Officer.

4.1                                               Standby Equity Distribution Agreement, dated February 1, 2006, between Cornell Capital Partners, LP and Jeantex Group, Inc.
4.2                                               Registration Rights Agreement, dated February 1, 2006, by and between Jeantex Group, Inc. and Cornell Capital Partners, LP, in connection with the

                                                    Standby Equity Distribution Agreement.
4.3                                               Placement Agent Agreement, dated February 1, 2006, by and among Jeantex Group, Inc., Newbridge Securities Corporation and Cornell Capital Partners, L.P.
4.4                                               Form of $0.52 Warrant, dated February 1, 2006, with a five-year term, issued to Cornell Capital Partners, LP
4.5                                               Form of $0.90 Warrant, dated February 1, 2006, with a five-year term, issued to Cornell Capital Partners, LP

(B) Forms 8-K filed.

        1-6-2006        Stock Purchase Agreement between the Company and Yves Castaldi Corporation,  dated December 20, 2005. Closing Memorandum for the Stock Purchase of Castaldi

                               Corporation by Jeantex Group,  Inc., dated December 30, 2005

                2-6-2006        On February 1, 2006, Jeantex Group, Inc. (“Jeantex” or the “Company”) entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEANTEX GROUP, INC.

(Registrant)

Date: August 14,  2006

By: /s/ Henry D. Fahman

Henry D. Fahman, Director and Interim Chief Executive/Financial Officer

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)

(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Henry Fahman, certify that:

(1) I have reviewed this quarterly report on Form 10QSB/A of Jeantex Group, Inc. and its subsidiaries;

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

Jeantex Group, Inc.

August 14, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Sections 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Jeantex Group, Inc. on Form 10-QSB/A for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, Interim CEO/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:     August 14, 2006

 /s/ Henry Fahman

Henry Fahman

Interim CEO/Financial Officer