Form 10QSB
period 2006-06-30
Jeantex Group, Inc.
filed 2006-08-18
CIK 106311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Yes [ X ] No [ ]

As of June 30, 2006, the Registrant had 95,938,196  Non-Assessable shares of Common Stock, previously referred to as Class A common stock, and 9,958 Class B Assessable shares of common stock issued and outstanding. Company would cancel 10,870,000 shares of class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long and 6,000,000 shares issued to Yves Castaldi Corp.

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

To the Board of Directors

Jeantex Group, Inc.

We have reviewed the accompanying balance sheets of Jeantex Group, Inc. as of June 30, 2006 and the related statements of operations for the three-months and six-months ended June 30, 2006 and 2005, and the related statement of cash flows for the six-months ended June 30, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.

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

/s/ Jaspers + Hall, PC.

Denver, Colorado

August 15, 2006

Jeantex Group, Inc.
(Formerly know as Lexor Holdings, Inc.)
Consolidated Balance Sheets
(Unaudited)

		Audited
	June 30,	December 31,
ASSETS	2006	2005

Current Assets:
Cash	$ 26,461	$ 91
Prepaid expenses	178,947	244,876
Inventory	159,785	184,785
Notes receivable – related parties	344,112	391,305
Total Current Assets	709,305	821,057

Property and equipment – net	54	95

Other assets
Investment in Yves Castaldi Corp.	2,026,650	1,800,000
Advances to shareholders	346,705	301,650
Goodwill	3,750,000	3,750,000
Total Other Assets	6,123,355	5,851,650

TOTAL ASSETS	$ 6,832,714	$ 6,672,802

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank overdraft	$ 64,639	$ 66,315
Accounts payable – trade	164,257	85,241
Payroll taxes liabilities	13,584	10,792
Accrued expenses	121,383	11,300
Line of credit	62,685	57,178
Notes payable - related parties	480,300	300,000
Advances payable from shareholder	195,239	-
Total Current Liabilities	1,102,086	530,826

TOTAL LIABILITIES	1,102,086	530,826

Stockholders' Deficit:
Class A Common Stock, non-assessable, $.001 par value
4,999,500,000 shares authorized, 95,938,196 and 82,228,764
issued and outstanding	95,938	82,229
Class B Common Stock, assessable, $.001 par value
10,000 shares authorized, 9,958 issued
and outstanding	10	10
Common shares to be issued	48,430	2,611,280

Subscription receivable	(183,750)	(183,750)
Additional paid-in capital	16,473,638	13,624,556
Retained deficit	(10,703,638)	(9,992,349)
Total Stockholders' Equity	5,730,628	6,141,976

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,832,714	$ 6,672,802

See accountants' review report and accompanying notes to the financial statements.

Jeantex Group, Inc.
(Formerly know as Lexor Holdings, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

SALES	$ 589,661	$ -	$ 1,033,040	$ -

COST OF GOODS SOLD	271,890	-	604,771	-

GROSS PROFIT	317,770	-	428,269	-

EXPENSES:
General and administrative	374,483	-	1,138,232	-
Sales and marketing	-	-	-	-
Reorganizational expenses	-	-	-	-
Total Operating Expenses	374,483	-	1,138,232	-

Net Loss from Operations	(46,713)	-	(709,963)	-

OTHER INCOME/(EXPENSES):
Interest expense	(5,117)	(6,760)	(13,634)	(6,760)
Interest income	6,154	-	12,308	-

Net Loss before discontinued operations	(45,676)	(6,760)	(711,289)	(6,760)

Net loss of discontinued operations	-	(1,494,759)	-	(1,494,759)

NET LOSS	$ (45,676)	$ (1,501,519)	$ (711,289)	$ (1,501,519)

Per Share Information:
Weighted average number
of common shares outstanding	95,134,630	15,679,898

Net loss per common share	$ (0.007)	$ (0.096)

          See accountants’ review report and accompanying notes to these financial statements.

Jeantex Group, Inc.
(Formerly know as Lexor Holdings, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$ (711,289)	$ -
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	41	-
Common shares issued for services	299,941	-
Write-off of goodwill	-	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	65,929	-
(Increase) in inventory	25,000 -	-
(Decrease) increase in accounts payable	79,015	-
(Decrease) increase in payroll taxes payable	2,792	-
(Decrease) in accrued expenses	110,083	-
Total adjustments	582,801	-
Net Cash Used In Operating Activities	(128,488)	-

Cash Flows from Investing Activities
Proceeds (payments) from notes receivable	47,193	-
Increase in shareholder advances	(45,055)
Investment	(204,900)	-
Cash Flows Used In Investing Activities	(202,762)	-

Cash Flows from Financing Activities
Bank overdraft	(2,964)	-
Proceeds from of lines of credit	5,507	-
Proceeds from notes payable	353,789	-
Repayment of notes payable	-	-
Cash Flows Provided By Financing Activities	356,332	-

Net (Decrease) Increase in Cash and Cash Equivalents	26,370	-

Cash and Cash Equivalents at Beginning of Period	91	-

Cash and Cash Equivalents at End of Period	$ 26,461	$ -

Supplemental Information:

Interest Paid	$ -	$ -
Income Taxes Paid	$ -	$ -

Non-Cash Investing and Financing Activities
Common shares issued for services	299,941	1,765,000

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

Jeantex Holdings, Inc.’s management views the rescission as a divestiture/discontinuance of a business.  Management has viewed the spa operations as unprofitable and has decided to seek merger opportunities with another company

On June 22, 2005, the Company entered into a Stock Purchase Agreement with Jeantex, Inc., a California corporation. On June 29, 2005, the transaction contemplated in the Stock Purchase Agreement was completed and a “Closing Memorandum” was executed by all parties. The Company agreed to issue 20,000,000 shares of its Class A common stock to Jeantex, Inc.'s shareholder in exchange for 100% of the issued and outstanding equity interest of Jeantex, Inc. and issue 36,350,000 shares of its Class A common stock for consulting and reorganization expenses in connection with this transaction. On June 29, 2005 the board of director of the Company approved resolutions to stock transfer agent to issue shares to Jeantex pursuant to the Agreement.  The shares of Jeantex common stock to be issued shall be restricted pursuant to Rule 144.

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

Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $10,703,638 at June 30, 2006. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At June 30, 2006, the Company had $25,173 in cash or cash equivalents.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

At June 30, 2006,  property and equipment consisted of the following:

Furniture and Fixtures

  $     573

Property and Equipment

    27,501

Vehicle

      3,129

Total Property and Equipment

    31,203

Less accumulated Depreciation

  (31,149)

Net Property and Equipment                                             $        54

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods.   At June 30, 2006, inventory consisted of the following:

Finished Goods

$159,785

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

At June 30, 2006, Other Receivables from related parties consisted of the following:

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

Interest Receivable

                                         27,512

  Total

        $344,112

4. ADVANCE RECEIVABLES – RELATED PARTY

Advances Receivable of $346,705, unsecured, 0% interest per annum,

due on demand, from shareholder of Company                                                  $346,705

5.

DEPOSITS AND PREPAID EXPENSES

At June 30, 2006, Deposits and Prepaid Expenses consisted of the following:

Security Deposits

$  17,816

Prepaid Advertising

    49,467

Prepaid Consulting

    19,665

Prepaid IR/PR

    92,000

Total

$178,948

6.  INVESTMENT

At June 30, 2006, the Company committed  4,000,000 shares of its common stock valued at $1,800,000 to purchase a 20% in Yves Castaldi Corp., a manufacturing company specializing in denim clothing. In addition, the Company has contributed cash in the amount of $226,650.

7.  LINE OF CREDIT

At June 30, 2006, the Company has a demand bank line of credit totaling $200,000, under which the Company may borrow on an unsecured  basis at the bank’s prime rate. At June 30, 2006, $62,685 was outstanding under this line of credit line.

8.   NOTES PAYABLE

At June 30, 2006, Notes Payable consisted of the following:

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006                                                                                            $250,000

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, from shareholder of Company                                              50,000

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, from shareholder of Company                                             63,050

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, from shareholder of Company                                              25,000

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, from shareholder of Company                                              10,500

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, from shareholder of Company                                              21,750

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, from shareholder of Company                                              60,000

  Total

       $480,300

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

At June 30, 2006, the Company has authorized for issue, 4,999,500,000 shares of Common Stock with a par value of $0.001. Common Stock issued and outstanding of 95,938,196 shares is fully paid and non-assessable.

Class B Common Stock

At June 30, 2006, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

Stock Transactions:

During the six month period ended June 30, 2006, the following stock transactions occurred:

On January 4, 2006, the Company issued 331,177 restricted shares of its $0.001 par value common stock for stock purchase agreements from accredited investors valued at $112,600.

On January 4, 2006, the Company issued 666,667 restricted shares of its $0.001 par value common stock to Providential Capital, Inc., a Nevada corporation, for consulting services valued at $300,000..

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

On January 26, 2006, the Company issued 17,000 restricted shares of its $0.001 par value common stock to individuals for consulting agreement valued at $6,092.

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

Eurotex

In May 2006, the Company signed a stock purchase agreement to acquire 51% of Eurotex Spalatore Textile, a Romanian industrial washing company located in Sibiu, Romania.  In exchange for $80,000 in cash and $120,000 in the Company's restricted stock (based upon the 20-day average closing price prior to the closing date).  The Company has not completed a satisfactory due diligence review of Eurotex and the Company's Board of Directors has not approved the acquisition as of the date of this report.

Item 13. Certain Relationships and Related Transactions

1. Red5 Holdings, Inc.:  As of June 30, 2006 Red 5 Holdings, Inc., a Nevada corporation, of which a shareholder of the Company is the president, owes the Company $54,600   . This loan is unsecured, carries 8.5% interest per annum, and becomes due and payable on September 29, 2006.

2. Bio-Warm Corp.: As of June 30, 2006, Bio-Warm Corp., a Nevada corporation, of which a shareholder of the Company is the president, owes the Company $235,000. This loan is unsecured, carries 8.5% interest per annum, and becomes due and payable on June 20, 2006.

3. Susan Shin: As of June 30, 2006, Susan Shin, a shareholder of the Company and president of Jeantex, Inc., a wholly-owned subsidiary of the Company, owes the Company $346,705. This advance is unsecured, non-interest bearing, and payable upon demand.

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

Results of Operations

Three Months Ended  June  30, 2006 Compared to Three Months Ended June  30, 2005

The financial statements for the quarter ended June 30, 2006 includes the operations of Jeantex, Inc. and Jeantex Group, Inc.

Revenues:

The Company had $589,661 revenues  for the quarter ended June 30, 2006, which took into account the operation of Jeantex, Inc. and Jeantex Group, Inc. and no revenue during the year ended  June 30, 2005 pursuant to the restatement of the discontinued business of Lexor International, Inc. Cost of goods sold for the quarter ended June 30, 2006 was $271,890, compared to none in the same period ended June  30, 2005, which was the result of the restatement of the discontinued business of Lexor International, Inc. Gross profit for the quarter ended June 30, 2006 was $317,770 or 55.58%, compared to none in the same period ended June 30, 2005, which was the result of the restatement of the discontinued business of Lexor International, Inc.

Operating Expenses:

The Company incurred total operating expenses of $374,483 for the quarter ended June 30, 2006 as compared to none for the year ended June 30, 2005. The operating expenses was primarily includes $374,483  in General and administration expenses.

Loss from operations:

The Company had loss from operations of $46,713 for the quarter ended June 30, 2006 as compared to a loss from operations of $0 for the year ended June 30, 2005. This was mainly due to the increase in professional services, including non-cash compensations for consulting and reorganization expenses, as well as general and administrative expenses.

Net loss:

The Company had a net loss of $45,676 from continuing operations for the quarter ended June 30, 2006  as compared to a net loss of $0  for the quarter ended June 30, 2005.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarter ended June 30, 2006 was ($0.007) as compared to that of ($0.00) for the quarter ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The financial statements for the six months period ended June 30, 2006 includes the operations of Jeantex, Inc. and Jeantex Group, Inc.

Revenues:

The Company had $1,033,040 revenues  for the six months period ended June 30, 2006, which took into account the operation of Jeantex, Inc. and Jeantex Group, Inc. and no revenue during the six months period  ended June 30, 2005 pursuant to the restatement of the discontinued business of Lexor International, Inc. Cost of goods sold for the six months period ended June 30, 2006 was $780,686, compared to none in the same period ended June 30, 2005, which was the result of the restatement of the discontinued business of Lexor International, Inc. Gross profit for the Six months period  ended June 30, 2006 was $252,354 or  26.84%, compared to none in the same period ended June 30, 2005, which was the result of the restatement of the discontinued business of Lexor International, Inc.

Operating Expenses:

The Company incurred total operating expenses of $1,138,232 for the six months period ended June 30, 2006 as compared to none for the six months period ended June 30, 2005. The operating expenses was primarily includes $1,138,232 in general and administration expenses.

Loss from operations:

The Company had loss from operations of $709,963 for the six months period ended June 30, 2006 as compared to a loss from operations of $0 for the six months period ended June 30, 2005. This was mainly due to the increase in  professional services, including non-cash compensations for consulting and reorganization expenses, as well as general and administrative expenses.

Net loss:

The Company had a net loss of $709,963 from continuing operations for the six months period ended June 30, 2006 as compared to a net loss of $1,501,519, which includes $1,494,759 in loss from discontinued operations for the six months period ended June 30, 2005.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the six months period ended June 30, 2006 was ($.0.007) as compared to that of ($0.096) for the six months period ended June 30, 2005.

Liquidity and Capital Resources

For the six-month period ended June 30, 2006, the Company's had $26,461 in cash. The Company used $128,488 for operating activities during the six-month period ended June 30, 2006 compared to $0 for the same period ended June 30, 2005.

The Company spent $202,762 for investing activities during the six-month period ended June 30, 2006 compared to $0 for the same period ended June 30, 2005.

During the six-month period ended June 30, 2006, the Company obtained $356,332 from financing activities compared to  $0 for the six-month period ended June 30, 2005.

The Company has incurred an accumulated deficit as of June 30, 2006 of $10,703,638.

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

Item 2. Changes in Security

None for the quarter ended June 30, 2006.

Item 3. Default Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

       Index to Exhibits.

Exhibit No.                                               Description

10.5 -      Stock Purchase Agreement between the Company and Yves Castaldi Corporation, dated

                December 20, 2005

10.6 -      Closing Memorandum for the Stock Purchase of Castaldi Corporation by Jeantex Group, Inc.,

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

                              Corporation by Jeantex Group, Inc., dated December 30, 2005

               2-6-2006       On February 1, 2006, Jeantex Group, Inc. (“Jeantex” or the “Company”) entered into a

                                     Standby Equity Distribution Agreement with Cornell Capital Partners, L.P.

6-6-2006

Amendment to Stock Purchase between the Company and Yves Castaldi Corporation,

                     dated  June 4, 2006.

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

Jeantex Group, Inc.

August 14, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Sections 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Jeantex Group, Inc. on Form 10-QSB for the quarter ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, Interim CEO/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:     August 14, 2006

 /s/ Henry Fahman

Henry Fahman

Interim CEO/Financial Officer