Form 10KSB/A
period 2005-12-31
Jeantex Group, Inc.
filed 2006-09-07
CIK 106311

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

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. CHANGE IN SECURITIES

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 6. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 8. FINANCIAL STATEMENTS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 10.CONTROLS AND PROCEDURES

PART III

ITEM 11. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

ITEM 12. EXECUTIVE COMPENSATION

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 16. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

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

On June 22, 2005, the Company entered into a Stock Purchase Agreement with Jeantex, Inc., a California corporation. On June 29, 2005, the transaction contemplated in the Stock Purchase Agreement was completed and a Closing Memorandum was executed by all parties. The Company agreed to issue 20,000,000 shares of its Class A common stock to Jeantex, Inc.'s shareholder in exchange for 100% of the issued and outstanding equity interest of Jeantex, Inc. and issue 36,350,000 shares of its Class A common stock for consulting and reorganization expenses in connection with this transaction. On June 29, 2005 the board of directors of the Company approved resolutions to stock transfer agent to issue shares to Jeantex pursuant to the Agreement.  The shares of Jeantex common stock to be issued shall be restricted pursuant to Rule 144.

On June 29, 2005 the board of director of the Company approved resolutions to the stock transfer agent to issue shares to Jeantex, Inc.'s shareholder  pursuant to the Agreement.  The shares of the Company's  common stock  issued to Jeantex, Inc's shareholder shall be restricted pursuant to Rule 144.

The Company submitted to the Secretary of State of Florida to change its Corporate name to Jeantex Group, Inc. on July 1, 2005 and obtained its new 'JNTX' symbol on July 25, 2005.

The Company qualifies under Regulation SB as a "small business issuer", (i.e. less than $25,000,000 in revenues; a U.S. company other than an investment company) and has met the small business issuer requirements at the end of the past two consecutive fiscal years.

Future Direction of the Company

Subsequent to the divesture of pedicure spa business on March 31, 2005, the Company acquired Jeantex, Inc, a California corporation, on June 30, 2005 which has become a wholly-owned subsidiary of Jeantex Group, Inc. Established in October 1999, Jeantex, Inc. has been engaged in the production of private label garments for missy and men's sportswear group collections. On December 30, 2005 Company acquired 51% ownership equity of Yves Castaldi Corporation, Inc., a California corporation, which designs high end apparel collections.

As of June 4, 2006, the Company's ownership in Yves Castaldi Corporation was reduced to 20%. The Company has refocused its core business on the design development, manufacturing, and marketing of consumer products for the apparel markets and intends to follow a four-pronged business model, which includes:

1. Private label manufacturing:

Jeantex, Inc. will be primarily engaged in providing full packaging services to prominent and emerging private label brands.

2. Branded fashion:

The Company designs, manufactures, and markets premium denim collections through Yves Castaldi Corporation, the Bone People trademark, and others that may be added in the near future.

3. Strategic acquisitions: The Company intends to acquire several target companies in the US and abroad to enter new markets and increase its critical mass.

4. Auxiliary denim services: including sewing, embroidery, washing, baking, tucking, and other processes.

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

      We are in the early stages of the restructuring of our company and do not have a meaningful historical record of sales and revenues nor an established business track record. Unanticipated problems, expenses and delays are frequently encountered in ramping up production and sales and developing new products, especially in the current stage of our business. Our ability to continue to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other things:

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

       We purchase materials from various suppliers and place orders with our manufacturers for some of our products for our customers' orders. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, we may be unable to turn all purchased materials into finished products and may have in our inventory of purchased materials or products from other suppliers or manufacturers.

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

      We do not maintain "key person" life insurance on any of our directors or senior executive officers.

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

Item 2. Description of Properties

At December 31, 2005 the Company had following assets:

1. Furniture & Fixtures

 $    573

2. Machinery and equipment

  27,501

3. Vehicles

    3,129

Total

  31,203

Accumulated Depreciation

  31,108

Net Property and Equipment

$       95

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

Item 4.    Changes in Security

On June 29, 2005, the Company issued 20,000,000 restricted shares of its $0.001 par value common stock for the acquisition of Jeantex, Inc. in the estimated value amount of $3,600,000.

On June 30, 2006, the Company issued 41,307,000 restricted shares of its $0.001 par value common stock to individuals for consulting agreements valued at $7,435,260.

On June 30, 2005, the Company committed 800,000 restricted shares of its $.001 par value common stock for stock purchase agreements from accredited investors valued at $80,000 for cash.

On June 30, 2005, the Company committed 1,785,714 restricted shares of its $0.001 par value common stock for stock purchase agreements from accredited investors valued at $205,000 for cash.

On June 30, 2005, the Company committed 1,500,000 restricted shares of its $0.001 par value common stock for stock purchase agreement from accredited investor valued at $250,000 for cash.

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

On December 30, 2005, the Company committed 10,000,000 restricted shares of its $0.001 par value common stock to Yves Castaldi Corporation for the purchase of 51% of stock of Yves Castaldi Corporation pursuant to the Stock Purchase Agreement dated December 20, 2005, which was closed on December 30, 2005.  In June 2006, this Stock Purchase Agreement was amended whereby the Company has agreed to reduce its stake in Castaldi from 51% to 20% of the total issue and outstanding number of shares of Castaldi.  Castaldi has agreed to retain only 4,000,000 of the 10,000,000 shares originally issued to it pursuant to the Agreement and will also retain $226,650 paid to Castaldi by the Company as consideration for the Company's 20% stake in Castaldi.  The four million (4,000,000) shares of common stock  retained by Castaldi will be vested on a pro-rata basis based on Yves Castaldi Corporation's projected revenues of $10,000,000 and net profits of $2,000,000 in the next twenty-four months commencing July 1, 2006. In the event said target revenues and profitability are not reached within said twenty-four months, the amount of vested shares shall be adjusted accordingly on a pro-rata basis. The remaining 6,000,000 shares will be surrendered by Castaldi.

On December 30, 2005, the Company committed 850,000 restricted shares of its $0.001 par value common stock for stock purchase agreement from an accredited investor valued at $140,250.

Item 5. Submission of Matters to a Vote of Security Holders

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

Mr. Fahman is currently Chairman of the Board of Trustees of Union College of California and President of Providential Foundation, Inc., both of which are non-profit organizations.

PART II

Item 6. Market for Common Equity and Related Stockholder Matters

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

Item 7. Management's Discussion and Analysis or Plan of Operation

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

The financial statements have been restated to show the discontinued business of Lexor International, Inc. and acquisition of Jeantex, Inc. and the investment purchase of a 20% interest in Yves Castaldi.

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

Loss from operations:

The Company had loss from continuing operations of $7,876,803 for the year ended December 31, 2005 as compared to a loss from operations of $0 for the year ended December 31, 2004. This was mainly due to the increase in professional services, including non-cash compensations for consulting and reorganization expenses, as well as general and administrative expenses.

Net loss:

The Company had a net loss of $6,476,914 for the year ended December 31, 2005 as compared to a net loss of $0 for the year ended December 31, 2004.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended December 31, 2005 was ($0.18) as compared to that of ($0.17) for the year ended December 31, 2004.

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

We had cash and cash equivalents of $91 and $0 as of December 31, 2005 and December 31, 2004, respectively.

Our operating activities used $52,002 cash in the year ended December 31, 2005 and used $0 cash in the year ended December 31, 2004. The largest use of cash in 2005 was increase in inventory, deposits and prepaid from net loss from continued operations, offset by the net effect of normal fluctuations in operating asset and liability accounts.  Year 2004 figures are restated due to the divestiture of Lexor International, Inc.

Cash used in investing activities was $794,156 and $0 in the year ended December 31, 2005 and 2004, respectively.  During the current year, the Company used $725,010 to fund operations of a subsidiary, as compared to $0 used to fund subsidiary operations in the year 2004, figures of which are restated.

Cash provided by financing activities was $958,493 and $0 for the years ended December 31, 2005 and 2004, respectively.  This was primarily from proceeds from stock subscriptions, and net borrowings on notes payable and net advances from officer.

Item 8. Financial Statements

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

In our previous report dated April 15, 2006, we issued an unqualified opinion on the financial statement.  However, as discussed in Note 13 to the financial statements, the Company has amended a Stock Purchase Agreement with a manufacturing company and has restated its 2005 financial statements to reflect the change from a 51% controlling interest in the manufacturing company to a 20% ownership.

Jaspers + Hall, PC

Denver, Colorado

April 15, 2006 (Except for Note 13)

August 4, 2006

JEANTEX GROUP, INC. AND SUBSIDIARY

(FORMERLY LEXOR HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

December 31, 2005

         Restated

	2005	2004
ASSETS:

Current Assets:
Cash	$ 91	$ -
Accounts receivable - net	-	-
Inventory	184,785	-
Notes receivable - shareholders	391,305	-
Deposits and prepaid expenses	244,876	-
Total Current Assets	821,057	-

Property and equipment - net of depreciation of $31,108	95	-

Other Assets:
Investment in Yves Castaldi	1,800,000	-
Note receivable - shareholder	301,650
Assets held for sale	-	366,903
Goodwill	3,750,000	-
Total Other Assets	5,851,650	366,903

TOTAL ASSETS	$ 6,672,802	$ 366,903

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Bank overdraft	$ 66,315	$ -
Accounts payable	85,241	-
Payroll tax liabilities	10,792	-
Accrued expenses	11,300	-
Lines of credit	57,178	-
Notes payable - related parties	300,000	250,000
Liabilities held for sale	-	1,752,083
Total Current Liabilities	530,826	2,002,083

TOTAL LIABILITIES	530,826	2,002,083

Stockholders' Equity (Deficit):
Common stock, non-assessable, $.001 par value,
4,999,500,000 shares authorized,
82,228,764 and 16,270,050 issued and outstanding	82,229	16,270
Class B Common stock, assessable, $0.001 par value,
10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Class A Common stock to be issued	2,611,280	-
Class A Common stock to be cancelled	-
Additional paid-in capital	13,624,556	1,863,975
Subscription receivable	(183,750)	-
Accumulated deficit	(9,992,349)	(3,515,435)
Total Stockholders' Equity (Deficit)	6,141,976	(1,635,180)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 6,672,802	$ 366,903

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC. AND SUBSIDIARY

(FORMERLY LEXOR HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                Restated

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

JEANTEX GROUP, INC. AND SUBSIDIARY

(FORMERLY LEXOR HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Restated
	2005	2004
Cash Flows From Operating Activities:
Net Loss	$(6,476,914)	$ -
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation/amortization		-
Issuance of stock for services	7,691,540	-
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in notes receivable	(692,955)	-
(Increase) in inventory	(184,785)
(Increase) in deposits and prepaid expenses	(244,876)	-
Increase (decrease) in accounts payable	85,241	-
Increase in payroll tax liabilities	10,792
Increase in accrued expenses	11,300
Total adjustments	6,676,257	-
Net Cash Used In Operating Activities	199,343	-

Cash Flow From Investing Activities:
Net on disposition of subsidiary	(1,157,650)	-
Acquisition of property and equipment	(-95)	-
Net Cash Used In Investing Activities	(1,157,745)	-

Cash Flow From Financing Activities:
Bank overdraft	66,315	-
Proceeds from notes payable	300,000	-
Proceeds from lines of credit	57,178	-
Stock issued for cash	535,000	-
Net Cash Provided By Financing Activities	958,493	-

(Decrease) Increase in Cash	91	-

Cash and Cash Equivalents - Beginning of period	-	-

Cash and Cash Equivalents - End of period	$ 91	$ -

Supplemental Cash Flow Information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non-cash investing and financing activities:
Common stock issued in Jeantex purchase acquisition
- 20,000,000 shares issued	3,600,000	-
Common stock issued in Yves purchase acquisition
-4,000,000 shares issued	1,800,000	-

The accompanying notes are an integral part of these financial statements.

 JEANTEX GROUP, INC. AND SUBSIDIARY

(FORMERLY LEXOR HOLDINGS, INC.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Restated

			Committed to be issued
	Class A		Class A		Class B		Additional			Stockholders'
	Common Stock		Common Stock		Common Stock		Paid-In	Subscription	Accumulated	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	Totals
Balance, December 31, 2002	15,000,000	15,000	-	-	9,912	$ 10	$ 134,990	$ -	$ (565,818)	(415,818)
Net loss	-	-	-	-	-	-	-	-	(281,523)	(281,523)
Balance, December 31, 2003	15,000,000	15,000	-	-	9,912	10	134,990	-	(847,341)	(697,341)

Shares issued for services	1,270,050	1,270	-	-	-	-	1,730,245	-	-	1,731,515
Shares issued for services	-	-	-	-	46	-	(1,260)	-	-	(1,260)
Net loss -	-	-	-	-	-	-	-	-	(2,668,094)	(2,668,094)
Balance, December 31, 2004	16,270,050	$ 16,270	-	$ -	9,958	$ 10	$ 1,863,975	$ -	$ (3,515,435)	(1,635,180)

Shares issued for cash	300,000	300	-	-	-	-	29,700	-	-	30,000
Shares issued for cash	500,000	500	-	-	-	-	49,500	-	-	50,000
Shares issued for cash	3,285,714	3,286	-	-	-	-	451,714	-	-	455,000
Shares issued for services	4,957,000	4,957	-	-	-	-	887,303	-	-	892,260
Shares issued to Jeantex	20,000,000	20,000	-	-	-	-	3,580,000	-	-	3,600,000
Shares issued for services	29,050,000	29,050	-	-	-	-	5,199,950	-	-	5,229,000
Shares issued to Providential Holdings & Providential Capital	7,300,000	7,300	-	-	-	-	1,306,700	-	-	1,314,000
Shares issued for services	336,000	336	-	-	-	-	177,744	-	-	178,080
Shares issued for services	230,000	230	-	-	-	-	77,970	-	-	78,200
Shares to be issued	-	-	12,450,860	2,611,280	-	-	-	(183,750)	-	2,427,530
Net loss -	-	-	-	-	-	-	-	-	(6,476,914)	(6,476,914)
Balance- December 31, 2005	82,228,764	$ 82,229	12,450,860	$2,611,280	9,958	$10	$ 13,624,556	$ (183,750)	$ (9,992,349)	$ 6,141,976

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC. AND SUBSIDIARY

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

The Company submitted to the Secretary of State of Florida to change its Corporate name to Jeantex Group, Inc. on July 1, 2005 and obtained its new 'JNTX' symbol on July 25, 2005.

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

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $9,957,207 at December 31, 2005. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At December 31, 2005, the Company had $91 cash or cash equivalent.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  At December 31, 2005 the Company had $0 in accounts receivables.

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

3. PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consisted of the following:

Furniture & Fixtures

           $    573

Machinery and equipment.

27,501

Vehicles

  3,129

Total

31,203

Less Accumulated Depreciation

31,108

Net Property and Equipment

           $      95

4. NOTES RECEIVABLE - RELATED PARTIES

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

     51,705

  Total

   692,955

 Less long-term notes receivable

  (301,650)

 $391,305

5. DEPOSITS AND PREPAID EXPENSES

At December 31, 2005, Deposits and prepaid expenses consisted of the following:

Security Deposits

$  17,000

Prepaid Advertising

  148,400

Prepaid Consulting

    79,476

  Total

$244,876

6. INVENTORY

At December 31, 2005, inventory consisted of the following:

Finished Goods

 $184,785

7. LINES OF CREDIT

At December 31, 2005, the Company has a demand bank line of credit totaling $200,000,

under which the Company may borrow on an unsecured  basis at the bank’s prime rate.

At December 31, 2005, $57,177 was outstanding under this line of credit line.

8. NOTES PAYABLE

At December 31, 2005, notes payable consisted of the following:

Note Payable to ex-president of the Company, unsecured, 8% interest matures September 2006, from shareholder of Company

$250,000

Note Payable due to individual, unsecured, 10% interest,

matures June 2006.

    50,000

Total

$300,000

9.    INCOME TAXES

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

The Company currently has net operating loss carryforwards aggregating approximately $9,990,000, which expire through 2025. The deferred tax asset of approximately $9,990,000 related to this carryforward has been fully reserved.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the
federal statutory rate	0.340000
Effect of operating losses	-0.340000
0.000000

Net deferred tax assets consist of the following:

	For the years ended
	December 31,
	2005	2004
Gross deferred tax asset	$9,992,349	$3,515,435
Gross deferred tax liability	-	-
Valuation allowance	(9,992,349)	(3,515,435)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the year ended December 31, 2005 or 2004.

10.    STOCKHOLDERS' EQUITY

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

11.    EMPLOYEE BENEFIT PLAN

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

12.   COMMITMENTS AND CONTINGENCIES

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

Future commitments under operating leases are as follows for the twelve months ending December 31:

2006

        $96,000

2007

        $56,000

Total minimum lease payment

      $ 152,000

13.  RESTATEMENT

On December 30, 2005, the Company committed 10,000,000 restricted shares of its $0.001 par value common stock to Yves Castaldi Corporation for the purchase of 51% of stock of Yves Castaldi Corporation pursuant to the Stock Purchase Agreement dated December 20, 2005, which was closed on December 30, 2005 as filed with original 10-KSB.  In June 2006, this Stock Purchase Agreement was amended whereby the Company has agreed to reduce its stake in Castaldi from 51% to 20% of the total issue and outstanding number of shares of Castaldi.  Castaldi has agreed to retain only 4,000,000 of the 10,000,000 shares originally issued to it pursuant to the Agreement and will also retain $226,650 paid to Castaldi by the Company as consideration for the Company's 20% stake in Castaldi.  The four million (4,000,000) shares of common stock retained by Castaldi will be vested on a pro-rata basis based on Yves Castaldi Corporation's projected revenues of $10,000,000 and net profits of $2,000,000 in the next twenty-four months commencing July 1, 2006. In the event said target revenues and profitability are not reached within said twenty-four months, the amount of vested shares shall be adjusted accordingly on a pro-rata basis. The remaining 6,000,000 shares will be surrendered by Castaldi valued at $2,700,000

Balance Sheet as of December 31, 2005

	Previous	Increase
	Reported	(Decrease)	Restated

Current Assets	1,089,767	(268,710)	821,057
Property and equipment - net	33,338	(33,243)	95
Other Assets	8,604,728	(2,753,078)	5,851,650
Total Assets	9,727,833	(3,055,031)	6,672,802
Current Liabilities	885,857	(355,031)	530,826
Stockholders' Equity (Deficit)
Shares to be issued	5,311,280	(2,700,000)	2,611,280
Accumulated Deficit - December 31, 2004	(3,515,435)	-	(3,515,435)
Net Loss for 2005	(6,476,914)	-	(6,476,914)
Accumulated Deficit - December 31, 2005	(9,992,349)	-	(9,992,349)
Total Liabilities and Stockholders Equity (Deficit)	9,727,833	(3,055,031)	6,672,802

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

In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter.  This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage).  Paragraph 5 of ARB No. 43, Chapter 4, previously stated that " under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges."  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal."  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued.  The adoption of SFGAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations. In December 2004, the FASB issued SFAS No.153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. Guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

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

10. Termination of a Material Definitive Agreement

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

On December 30, 2005, the Company committed 10,000,000 restricted shares of its $0.001 par value common stock to Yves Castaldi Corporation for the purchase of 51% of stock of Yves Castaldi Corporation pursuant to the Stock Purchase Agreement dated December 20, 2005, which was closed on December 30, 2005.  In June 2006, this Stock Purchase Agreement was amended whereby the Company has agreed to reduce its stake in Castaldi from 51% to 20% of the total issue and outstanding number of shares of Castaldi.  Castaldi has agreed to retain only 4,000,000 of the 10,000,000 shares originally issued to it pursuant to the Agreement and will also retain $226,650 paid to Castaldi by the Company as consideration for the Company's 20% stake in Castaldi.  The four million (4,000,000) shares of common stock  retained by Castaldi will be vested on a pro-rata basis based on Yves Castaldi Corporation's projected revenues of $10,000,000 and net profits of $2,000,000 in the next twenty-four months commencing July 1, 2006. In the event said target revenues and profitability are not reached within said twenty-four months, the amount of vested shares shall be adjusted accordingly on a pro-rata basis. The remaining 6,000,000 shares will be surrendered by Castaldi.

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

Henry D. Fahman has been President and Chairman of the Board of Providential Holdings, Inc., a corporation currently trading on the Over-the-Counter Bulletin Board under the symbol "PRVH", since January 14, 2000, and is currently Acting Financial Officer of the Company. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman is currently Chairman of the Board of Trustees of Union College of California and President of Providential Foundation, Inc., both of which are non-profit organizations.

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

Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 10.  Controls and Procedures

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

PART III

Item 11. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Henry Fahman, Director

Mr. Fahman has been President and Chairman of the Board of Providential Holdings, Inc. since January 14, 2000. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and has also attended Executive Education at Harvard Business School and Stanford University Graduate School of Business. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees.  Mr. Fahman is currently Chairman of the Board of Trustees of Union College of California and President of Providential Foundation, Inc., both of which are non-profit organizations.

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

Item 12. Executive Compensation

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

13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

The following table sets forth information, as of December 31, 2005, with respect to the number of shares beneficially owned by individual and directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Henry Fahman, Chairman/ Interim CEO/President 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	2,050,050 Common Stock, Non-assessable Shares	2.49 % of Common Stock
Susan Shin, President & CEO/Jeantex, Inc. 930 E. Jefferson Street, Los Angeles, CA 90011	23,285,714 Common Stock, Non-assessable Shares	28.32 % of Common Stock
Johnny Park 616 St. Paul Avenue Los Angeles, CA 90017	7,000,000 Common Stock, No-assessable Shares	8.51 % of Common Stock
Providential Capital, Inc. 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	3,803,900 Non-assessable Shares	4.62 % of Common Stock
Providential Holdings, Inc. 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	5,357,000 Non-assessable Shares	6.52 % of Common Stock
All Directors and Executive Officers as a group	25,335,764 Non-assessable Shares	30.81% of Common Stock

(1) Based upon 82,228,764 shares of  Non-assessable Common Stock and 9,958 shares of Class B Assessable Common Stock issued as of December 31, 2005.

Item 14. Certain Relationships and Related Transactions

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

Item 15. Exhibits and Reports on Form 8-K

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

3(i)2                        Articles of Amendment to the Articles of Incorporation, filed as

        Exhibit B to the Company's Definitive Proxy Statement on Schedule

                                14A, filed on May 22, 2002.

3(i) 3                         Articles of Amendment to the Articles of Incorporation of Western

                                Silver-Lead Corporation dated September 29, 2003, filed May 3, 2006 as Exhibit 3(i)3 to the Company's Form 10KSB for the year ended December 31, 2005.

3(i) 4                       Articles of Amendment to the Articles of Incorporation of Lexor

                                Holdings dated June 29, 2005,filed May 3, 2006 as Exhibit 3(i)4 to the

                                Company's Form 10KSB for the year ended December 31, 2005.

3(ii)1                       By-laws, as amended, filed as Exhibit 3(b) to the Company's Form

                               10 K for the year ended September 30, 1983.

3(ii) 2                       By-laws, as amended, filed May 3, 2006 as Exhibit 3(ii)2 to the Company's

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

 7. Stock Purchase Agreement with Jeantex, Inc., filed on July 5, 2005.

 8. Stock Purchase Agreement with Jeantex, Inc., Form 8-K/A with audited financial statements, filed on August 25, 2005.

 9. Stock Purchase Agreement with Yves Castaldi Corporation, filed on January 6, 2006.

10. Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., filed on February 6, 2006.

11. Amendment to Stock Purchase Agreement with Yves Castaldi Corporation, filed June 6, 2006.

 ITEM 16.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Amounts billed by Jaspers + Hall, PC total $18,500.00 which is $12,500.00 related to the 2005 annual financial statement audit and $6,000.00 related to reviews of quarterly financial statements filed in the reports on Form 10-Q.  No tax, consulting or other services were provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEANTEX GROUP, INC.

(Registrant)

Date: September 7, 2006

By: /s/ Henry D. Fahman

Henry D. Fahman, Director and Interim Chief Executive/Financial Officer

Exhibit 31.1

I, Henry Fahman, certify that:

1.   I have reviewed this annual report on Form 10-KSB/A of JEANTEX GROUP, INC..;

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

         Date: September 7, 2006

/s/ Henry Fahman

Henry Fahman

Interim Chief Executive/Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

    In connection with the Annual Report of Jeantex Group, Inc. (the "Company") on Form 10-KSB/A for the period ending December 31, 2005 accompanying this certification and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, Interim Chief Executive/Financial Officer of the Company, certify, to the best of my knowledge, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss. 1350, that:

    1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 7, 2006

/s/ Henry Fahman

Henry Fahman

Interim Chief Executive/Financial Officer