Form 10QSB
period 2006-09-30
Jeantex Group, Inc.
filed 2006-11-20
CIK 106311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

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

Yes [ X ] No [ ]

As of September30, 2006, the Registrant had 95,958,196  Non-Assessable shares of Common Stock, previously referred to as Class A common stock, and 9,958 Class B Assessable shares of common stock issued and outstanding. Company would cancel 10,870,000 shares of class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long and 6,000,000 shares issued to Yves Castaldi Corp.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

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

To the Board of Directors

Jeantex Group, Inc.

We have reviewed the accompanying balance sheets of Jeantex Group, Inc. as of September 30, 2006 and the related statements of operations for the three-months and nine-months ended September 30, 2006 and 2005, and the related statement of cash flows for the nine-months ended September 30, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.

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

/s/ Jaspers + Hall, PC.

Denver, Colorado

November 10, 2006

Jeantex Group, Inc.
(Formerly know as Lexor Holdings, Inc.)
Consolidated Balance Sheets
(Unaudited)
		Audited
	September 30,	December 31,
ASSETS	2006	2005

Current Assets:
Cash	$ 990	$ 91
Prepaid expenses	69,816	244,876
Inventory	-	184,785
Notes receivable	323,195	391,305
Total Current Assets	394,001	821,057

Property and equipment - net	-	95

Other assets
Investment in Yves Castaldi Corp.	-	1,800,000
Advances to shareholders	321,319	301,650
Goodwill	3,750,000	3,750,000
Total Other Assets	4,071,319	5,851,650

TOTAL ASSETS	$ 4,465,320	$ 6,672,802

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank overdraft	$ 52,652	$ 66,315
Accounts payable - trade	194,605	85,241
Payroll taxes liabilities	1,220	10,792
Accrued expenses	130,371	11,300
Line of credit	451	57,178
Notes payable - related parties	147,037	300,000
Notes payable - current portion	525,775	-
Total Current Liabilities	1,052,111	530,826

TOTAL LIABILITIES	1,052,111	530,826

Stockholders' Deficit:
Class A Common Stock, non-assessable, $.001 par value
4,999,500,000 shares authorized,95,958,196 and 82,16,270,050
issued and outstanding	95,958	82,229
Class B Common Stock, assessable, $.001 par value
10,000 shares authorized, 9,958 issued
and outstanding	10	10
Common shares to be issued	48,430	2,611,280
Subscription receivable	(183,750)	(183,750)
Additional paid-in capital	14,676,419	13,624,556
Retained deficit	(11,223,858)	(9,992,349)
Total Stockholders' equity	3,413,209	6,141,976

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,465,320	$ 6,672,802

                     See Accountants’ review report and accompanying notes to these financial statements.

Jeantex Group, Inc.
(Formerly know as Lexor Holdings, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine-Months Ended
	September 30,		September 30,
	2006	2005	2006		2005

SALES	$ 230,730	$ 1,057,800	$ 1,263,770		$ 1,057,800

COST OF GOODS SOLD	278,608	829,804	696,628		829,804

GROSS PROFIT	(47,878)	227,996	567,142		227,996

EXPENSES:
General and administrative	269,233	393,461	1,588,115		393,461
Sales and marketing	-	-	-		-
Investment write-off	226,650		226,650
Reorganizational expenses		7,394,622			7,394,622
Total Operating Expenses	495,883	7,788,083	1,814,765		7,788,083

Net Loss from Operations	(543,761)	(7,560,087)	(1,247,623)		(7,560,087)

OTHER INCOME/(EXPENSES):
Interest expense	(20,714)	-	(40,449)		-
Interest expense	6,083	-	18,391		-
Other income	38,172	-	38,172		-
Write-off of goodwill		(3,306,339)			(3,306,339)

Net Loss before discontinued operations	(520,220)	(10,866,426)	(1,231,509)		(10,866,426)

Net loss of discontinued operations	-	-	-		-

NET LOSS	$ (520,220)	$ (10,866,426)	$ (1,231,509)		$ (10,866,426)

Per Share Information:
Weighted average number
of common shares outstanding	95,241,668	27,049,069	95,791,279		19,863,056

Net Loss per common share	$ (0.005)	$ (0.402)	$ (0.013)	#	$ (0.547)

   See Accountants’ review report and accompanying notes to these financial statements.

Jeantex Group, Inc.
(Formerly know as Lexor Holdings, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine-Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$ (1,231,509)	$ (9,331,654)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	95	-
Common shares issued for services	302,741	7,394,622
Write of Vyes Investment	226,650
Write-off of goodwill	-	2,240,933
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	175,060	(2,000)
Decrease in inventory	184,785	114,053
(Decrease) increase in accounts payable	109,365	(480,704)
(Decrease) increase in payroll taxes payable	(9,572)	(1,493)
(Decrease) in accrued expenses	119,071	6,500
Total adjustments	1,108,195	9,271,911
Net Cash Used In Operating Activities	(123,314)	(59,743)

Cash Flows from Investing Activities:
Proceeds (payments) from notes receivable	68,110	-
Purchase of property and equipment	-	20
Proceeds (payments) from advances	(19,669)	-
Investment	(226,650)	-
Cash Flows Used In Investing Activities	(178,209)	20

Cash Flows from Financing Activities:
Bank overdraft	(13,663)	-
Proceeds from of lines of credit	(56,727)	-
Proceeds from notes payable	525,775	215,500
Repayment of notes payable	(152,963)	-
Cash Flows Provided By Financing Activities	302,422	215,500

Net (Decrease) Increase in Cash and Cash Equivalents	899	155,777

Cash and Cash Equivalents at Beginning of Period	91	127,333

Cash and Cash Equivalents at End of Period	$ 990	$ 283,110

See Accountants’ review report and accompanying notes to these financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    GENERAL

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

As of the end of the quarter ended September 30, 2006, Yves Castaldi Corp. has discontinued its operations. The Company wrote off its cash investments in Yves Castaldi Corp. and will reclaim the 4,000,000 shares of Jeantex Group, Inc. common stock from Yves Castaldi Corp.

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

However, the Company has accumulated deficits of $11,217,858 at September 30, 2006. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2006 towards management of liabilities and improving the operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At September 30, 2006, the Company had $990 in cash or cash equivalents.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

At September 30, 2006,  property and equipment consisted of the following:

Furniture and Fixtures                $     573

Property and Equipment              27,501

Vehicle                                              3,129

Total Property and Equipment     31,203

Less accumulated Depreciation  (31,203)

            Net Property and Equipment      $             0

Inventory : Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods.   At September 30, 2006, there was no inventory.

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

NOTE 3. OTHER RECEIVABLES – RELATED PARTIES

At September30, 2006, Other Receivables from related parties consisted of the following:

Note Receivable, unsecured, 8.5% interest per annum,

matures June 2006, from shareholder of Company                                             54,600

Note Receivable, unsecured, 8.5% interest per annum,

matures June 2006, from shareholder of Company                                          235,000

Interest Receivable

                                                                  33,595

Total

              $323,195

NOTE 4. ADVANCE RECEIVABLES – RELATED PARTY

Advances Receivable of $321,319, unsecured, 0% interest per annum,

due on demand, from shareholder of Company                  $321,319

NOTE 5.   DEPOSITS AND PREPAID EXPENSES

At September 30, 2006, Deposits and Prepaid Expenses consisted of the following:

Security Deposits

$       816

Prepaid IR/PR

            69,000

Total                                                                                               $  69,816

NOTE 6.  INVESTMENT

As of the end of the quarter ended September 30, 2006, Yves Castaldi Corp. has discontinued its operations. The Company wrote off its cash investments in Yves Castaldi Corp. and will reclaim the 4,000,000 shares of Jeantex Group, Inc. common stock from Yves Castaldi Corp.

NOTE 7.  LINE OF CREDIT

At September 30, 2006, the Company has a demand bank line of credit totaling $200,000, under which the Company may borrow on an unsecured  basis at the bank’s prime rate. At September 30, 2006, $451 was outstanding under this line of credit line.

NOTE 8.   NOTES PAYABLE

At September 30, 2006, Notes Payable consisted of the following:

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006                                                                                                 $250,000

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, from shareholder of Company                                              50,000

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, from shareholder of Company                                             130,275

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, from shareholder of Company                                              25,000

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, from shareholder of Company                                              10,500

Note Payable to individual, unsecured, 8% interest per annum,

matures June 2006, from shareholder of Company                                              60,000

Total                                                                                                                     $525,775

NOTE 9.    STOCKHOLDERS' EQUITY

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

At September30, 2006, the Company has authorized for issue, 4,999,500,000 shares of Common Stock with a par value of $0.001. Common Stock issued and outstanding of 95,958,196 shares is fully paid and non-assessable.

Class B Common Stock

At September30, 2006, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

Stock Transactions:

During the nine month period ended September 30, 2006, the following stock transactions occurred:

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

This Stock Purchase Agreement was later amended to issuance of 4,000,000 shares and 20% investment in Yves Castaldi Corporation valued at $1,800,000. As of the end of the quarter ended September 30, 2006, Yves Castaldi Corp. has discontinued its operations. The Company wrote off its cash investments in Yves Castaldi Corp. and will reclaim the 4,000,000 shares of Jeantex Group, Inc. common stock from Yves Castaldi Corp.

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

In September 13, 2006, the Company issued 20,000 shares common stock of JNTX to M. Kariya and S. Shinada restricted shares of its $0.001 par value common stock for consulting service valued at $2,800.

NOTE 10.    COMMITTMENTS

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

Eurotex

In May 2006, the Company signed a proposed stock purchase agreement to acquire 51% of Eurotex Spalatore Textile, a Romanian industrial washing company located in Sibiu, Romania in exchange for $80,000 in cash and $120,000 in the Company's restricted stock (based upon the 20-day average closing price prior to the closing date).  The Company has not completed a satisfactory due diligence review of Eurotex and the Company's Board of Directors has not approved the acquisition as of the date of this report.

NOTE 11.  SUBSEQUENT EVENT

On October 6, 2006, the Company signed a Stock Purchase Agreement with Cinbee, Inc., a California corporation, whereby the Company would acquire 51% of Cinbee, Inc.’s common stock, a closely-held corporation, in exchange for $1,000,000 in cash and promissory note and $500,000 in common stock of the Company based on the 20-day average closing price immediately prior to the closing of this transaction. The Stock Purchase Agreement called for the transaction to be closed on or before October 20, 2006 or as extended pursuant to this agreement, but no later than November 20, 2006, unless further extended by mutual consent of both parties. As of the date of this report, the contemplated transaction has not been closed and the parties to this Stock Purchase Agreement are in the process of amending the Stock Purchase Agreement to extend the closing date to November 30, 2006 or as further extended pursuant to this contemplated amendment, but no later than December 15, 2006, unless subsequently extended by mutual consent of both parties.

NOTE 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1. Red 5 Holdings, Inc.:  As of September 30, 2006 Red 5 Holdings, Inc., a Nevada corporation, of which a shareholder of the Company is the president, owes the Company $54,600   . This loan is unsecured, carries 8.5% interest per annum, and becomes due and payable on September 29, 2006.

2. Bio-Warm Corp.: As of September 30, 2006, Bio-Warm Corp., a Nevada corporation, of which a shareholder of the Company is the president, owes the Company $235,000.

This loan is unsecured, carries 8.5% interest per annum, and becomes due and payable on September20, 2006.

3. Susan Shin: As of September30, 2006, Susan Shin, a shareholder of the Company and president of Jeantex, Inc., a wholly-owned subsidiary of the Company, owes the Company $321,319. This advance is unsecured, non-interest bearing, and payable upon demand.

Item 2. MANAGEMENT DISCUSSIONS AND ANALYSIS

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

Future Direction of the Company

Subsequent to the divesture of the pedicure spa business on March 31, 2005, the Company acquired Jeantex, Inc, a California corporation, on September30, 2005, which has become a wholly-owned subsidiary of Jeantex Group, Inc.  Established in October 1999, Jeantex, Inc. has been engaged in the design, development, manufacturing, and marketing of consumer products for the apparel markets worldwide. Jeantex, Inc.  has manufactured denim jeans for prominent brand names, including ABS, Blue Cult, Guess, Hurley, Limited Express, Lucky,  and Stronghold, and has also manufactured and marketed new lines of uniquely designed premium jeans, T-Shirts, and accessories under the "Bone People" name. Recently, Jeantex, Inc. has focused its attention on full-package private label accounts whereby the company is responsible for the entire production process, from the purchase of raw materials to the finished products.  On December 30, 2005, the Company acquired 51% ownership equity of Yves Castaldi Corporation, Inc., a California corporation, which designs high-end denim fashion collections. As of September 4, 2006, the Company’s ownership in Yves Castaldi Corporation was reduced to 20% and as of the end of the quarter ended September 30, 2006, Yves Castaldi Corp. has discontinued its operations. The Company wrote off its cash investments in Yves Castaldi Corp. and will reclaim the 4,000,000 shares of Jeantex Group, Inc. common stock from Yves Castaldi Corp.

The Company intends to follow a four-pronged business model, which includes:

1. Private label manufacturing:  The Company will continue to engaged in providing full-package production to prominent and emerging private label brands.

2. Branded fashion: The Company will continue to design, manufacture, and market premium denim jeans, T-shirts, and accessories, either directly or through joint ventures and strategic alliances with or acquisitions of other apparel companies.

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

      We are in the early stages of the restructuring of our company, following the divestiture of Lexor International, Inc. and the acquisition of Jeantex, Inc. as well as 20% of Yves Castaldi Corporation and subsequently at the quarter ended September 30, 2006, Yves Castaldi Corp. has discontinued its operations. The Company wrote off its cash investments in Yves Castaldi Corp. and will reclaim the 4,000,000 shares of Jeantex Group, Inc. common stock from Yves Castaldi Corp. As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record. Unanticipated problems, expenses and delays are frequently encountered in ramping up production and sales and developing new products, especially in the current stage of our business. Our ability to continue to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other things:

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

            *    partnerships or joint ventures;

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

Results of Operations

Three Months Ended  September 30, 2006 Compared to Three Months Ended September 30, 2005

The financial statements for the quarter ended September 30, 2006 includes the operations of Jeantex, Inc. and Jeantex Group, Inc.

Revenues:

The Company had $230,730 revenues  for the quarter ended September 30, 2006, which took into account the operation of Jeantex, Inc. and Jeantex Group, Inc. and $1,057,800 revenue during the quarter ended  September 30, 2005. Cost of goods sold for the quarter ended September 30, 2006 was $278,608 compared to $829,804 in the quarter ended September 30, 2005. Gross loss for the quarter ended September 30, 2006 was $47,878, compared to $227,996 profit in the quarter ended September 30, 2005.

Operating Expenses:

The Company incurred total operating expenses of $495,883 for the quarter ended September 30, 2006 as compared to $7,788,083 for the quarter ended September 30, 2005. The operating expenses primarily included $1,588,155  in General and Administration expenses and $226,650 write-off of investment in Yves Castaldi Corporation for the three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2005 which included $393,461 for General and Administration expenses  and $7,394,622 for Re-organizational expenses.

Loss from operations:

The Company had loss from operations of $543,761 for the quarter ended September 30, 2006 as compared to a loss from operations of $7,560,087 for the quarter ended September 30, 2005. This was mainly due to the increase in professional services, including non-cash compensations for consulting, write-off of investment in Yves Castaldi Corp. and reorganization expenses, as well as General and Administrative expenses.

Net loss:

The Company had a net loss of $520,220 from continuing operations for the quarter ended September 30, 2006  as compared to a net loss of $10,866,426  for the quarter ended September 30, 2005.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarter ended September 30, 2006 was ($0.005) as compared to that of ($0.402) for the quarter ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The financial statements for the nine months period ended September 30, 2006 includes the operations of Jeantex, Inc. and Jeantex Group, Inc.

Revenues:

The Company had $1,263,770 revenues  for the nine-month period ended September 30, 2006, which took into account the operation of Jeantex, Inc. and Jeantex Group, Inc. and $1,057,800 revenue during the nine-month period  ended September 30, 2005. Cost of goods sold for the nine-month period ended September 30, 2006 was $696,628, compared to $829,804 for the nine-month period ended September 30, 2005. Gross profit for the nine-month period  ended September 30, 2006 was $567,142  compared to $227,996 in the same period ended September 30, 2005.

Operating Expenses:

The Company incurred total operating expenses of $1,814,765 for the nine-month period ended September 30, 2006 as compared to $7,788,083 for the-nine month period ended September 30, 2005. The operating expenses primarily included $1,582,115 in General and Administrative expenses and $226,650 write-off of investment in Yves Castaldi Corp. during the nine-month period ended September 30, 2006 compared to $393,461 in General and Administrative expenses and $7,394,622 in re-organizational expenses for the same period ended September 30, 2005.

Loss from operations:

The Company had loss from operations of $ 1,247,623 for the nine-month period ended September 30, 2006 as compared to a loss from operations of $7,560,087 for the nine- month period ended September 30, 2005. This was mainly due to the increase in general and administrative expenses, offset by the absence of re-organizational expenses for the current period.

Net loss:

The Company had a net loss of $1,231,509 from continuing operations for the nine- month period ended September 30, 2006 as compared to a net loss of $10,866,426 which includes $3,306,339 in loss from write-off of goodwill for the nine-month period ended September 30, 2005.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the nine-month period ended September 30, 2006 was ($.0.013) as compared to that of ($0.547) for the nine months period ended September 30, 2005.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2006, the Company's had $990 in cash. The Company used $123,314 for operating activities during the nine-month period ended September 30, 2006 compared to $59,743 for the same period ended September 30, 2005.

The Company spent $178,209 for investing activities during the nine-month period ended September 30, 2006 compared to $20 for the same period ended September 30, 2005.

During the nine-month period ended September 30, 2006, the Company obtained $302,422 from financing activities compared to $215,500 for the nine-month period ended September 30, 2005.

The Company has incurred an accumulated deficit as of September 30, 2006 of $11,223,858. The future of the Company is dependent on its ability to generate cash from future acquisition of a business. There can be no assurance that the Company will be able to implement its current plan.

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

Item 2. Changes in Security

None for the quarter ended September 30, 2006.

Item 3. Default Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit No.                                               Description

10.5                                              Stock Purchase Agreement between the Company and Yves Castaldi Corporation, dated  December 20, 2005, as filed on January 6, 2006.

10.6                                              Closing Memorandum for the Stock Purchase of Castaldi Corporation and Jeantex Group, Inc., dated December 30, 2005, as filed on January 6, 2006.

10.7

                                     Amendment to Stock Purchase Agreement with Yves Castaldi Corporation, dated June 4, 2006, as filed June 6, 2006.

10.8                                              Stock Purchase Agreement with Cinbee, Inc., a California corporation, dated October 6, 2006, as filed herewith.

31.1                                              Rule 13a-14a/15d-14(a) Certification of Chief Executive/Financial Officer.

32.1                                              Section 1350 Certification of Chief Executive/Financial Officer.

4.1                                                Standby Equity Distribution Agreement, dated February 1, 2006, between Cornell Capital Partners, LP and Jeantex Group, Inc., as filed on February

                                                     6, 2006.

4.2                                                Registration Rights Agreement, dated February 1, 2006, by and between Jeantex Group, Inc. and Cornell Capital Partners, LP, in connection with               Standby Equity Distribution Agreement, as filed on February 6, 2006.
4.3                                                Placement Agent Agreement, dated February 1, 2006, by and among Jeantex Group, Inc., Newbridge Securities Corporation and Cornell Capital Partners,          L.P., as filed on February 6, 2006.

4.4           Form of $0.52 Warrant, dated February 1, 2006, with a five-year term, issued to Cornell Capital Partners, LP., as filed on February 6, 2006.

4.5           Form of $0.90 Warrant, dated February 1, 2006, with a five-year term, issued to

             Cornell Capital  Partners, LP., as filed on February 6, 2006.

 (B) Forms 8-K filed.

 1-6-2006    Stock Purchase Agreement between the Company and Yves Castaldi Corporation,  dated  December 20, 2005. Closing Memorandum for the Stock Purchase of Castaldi  Corporation by Jeantex Group, Inc., dated December 30, 2005.

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

JEANTEX GROUP, INC.

(Registrant)

Date: November 16,  2006

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

        (a) any changes and material weaknesses in the design or operation of internal controls which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

 /s/ Henry Fahman

Principal Executive/Financial Officer

Jeantex Group, Inc.

November 16, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Sections 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Jeantex Group, Inc. on Form 10-QSB for the quarter ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, Interim CEO/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:     November 16, 2006

 /s/ Henry Fahman

Henry Fahman

Interim CEO/Financial Officer