Form 10KSB
period 2006-12-31
Jeantex Group, Inc.
filed 2007-04-17
CIK 106311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

      (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                        EXCHANGE ACT OF 1934 (no fee required)

 For the fiscal year ended December 31, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [  ]

As of December 31, 2006, there were 96,258,196 shares of the issuer's Common Stock, formerly known and interchangeably referred to as Class A Common Stock in this report, (including 10,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B Common Stock issued and outstanding.

There is only a limited trading market in the shares of the issuer's common stock at the date of the filing of the Form 10-KSB. Affiliates of the Issuer own 41,764,381 shares of the Issuer's issued and outstanding common stock and 54,493,815 shares are held by non-affiliates. Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer's common stock, both of record and beneficially and affiliates thereof.

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

In June 2006, this Stock Purchase Agreement was amended whereby the Company had agreed to reduce its stake in Castaldi from 51% to 20% of the total issue and outstanding number of shares of Castaldi.  Castaldi agreed to retain only 4,000,000 of the 10,000,000 shares originally issued to it pursuant to the Agreement and would also retain $226,650 paid to Castaldi by the Company as consideration for the Company's 20% stake in Castaldi.  The four million (4,000,000) shares of common stock  retained by Castaldi would be vested on a pro-rata basis based on Yves Castaldi Corporation's projected revenues of $10,000,000 and net profits of $2,000,000 in the next twenty-four months commencing July 1, 2006. In the event said target revenues and profitability were not reached within said twenty-four months, the amount of vested shares would be adjusted accordingly on a pro-rata basis. The remaining 6,000,000 shares would be surrendered by Castaldi.

As a result of Yves Castaldi Corp.’s filing for Chapter 11 protection with the United States Bankruptcy Court of the Central District of California and naming the Company as a creditor during the fourth quarter of Fiscal Year 2006, the Company has written off its cash investments in Yves Castaldi Corp. and will reclaim all the 10,000,000 shares that were issued to Yves Castaldi Corp.

Also during the fourth quarter of Fiscal Year 2006, Jeantex, Inc. discontinued its private label manufacturing business, sold its fully depreciated equipment and began to look for sourcing opportunities in Asia. As of the date of this report, the Company has not entered into any definitive agreement with a sourcing partner for its private label b-usiness.

The Company qualifies under Regulation SB as a "small business issuer", (i.e. less than $25,000,000 in revenues; a U.S. company other than an investment company) and has met the small business issuer requirements at the end of the past two consecutive fiscal years.

During the year ended December 31, 2006, the Company refocused its core business on the design development, manufacturing, and marketing of consumer products for the apparel markets and followed a four-pronged business model, which included:

1. Private label manufacturing:

Primarily providing full-package services to prominent and emerging private label brands.

2. Branded fashion:

Designing, manufacturing, and marketing premium denim collections.

3. Strategic acquisitions:

Acquiring target companies in the US and abroad to enter new markets and increase  critical mass.

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

Upon closing down the operation Jeantex, Inc. is leasing not having any place to operate.

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

Christopher Long vs. Jeantex Group, Inc. et al., Case Number 07CC02012

On January 22, 2007, Christopher Long, former President and CEO of the Company, filed a claim with the Superior Court of California, County of Orange, Central Justice Center, against the

Company and Henry Fahman, Interim President of the Company, for a total of $250,000 and accrued interest at 8% per annum in connection with the promissory note dated March 31, 2005 which was made to Christopher Long as a part of the Rescission Agreement between the Company and Lexor International, Inc. While these amounts have been recorded in the books of the Company, due to the fact that Christopher Long and his spouse failed to surrender the 10,867,000 shares of the Company’s common stock to the Company as a condition of the referenced Rescission Agreement and because of the legal costs incurred by the Company as a result the legal proceedings against Lexor International, Inc. for personal injuries allegedly sustained by patrons of certain nail salons that purchased foot spas designed and manufactured by Lexor International, Inc. and Christopher Long, the Company intends to defend these claims.

Item 4.    Changes in Security

On January 4, 2006, the Company issued 331,177 restricted shares of its $0.001 par value common stock for stock purchase agreements from accredited investors valued at $112,600.

On January 4, 2006, the Company issued 666,667 restricted shares of its $0.001 par value common stock to Providential Capital, Inc., a Nevada corporation, for consulting services valued at $300,000.

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

On January 5, 2006, the Company issued 50,000 restricted shares of its $0.001 par value common stock valued at $8,250 to an accredited investor

On January 26, 2006, the Company issued 30,000 restricted shares of its $0.001 par value common stock valued at  $10,500 to an accredited investor.

 On January 26, 2006, the Company issued 60,000 restricted shares of its $0.001 par value common stock valued at $30,000 to an accredited investor.

 On January 26, 2006, the Company issued 20,000 restricted shares of its $0.001 par value common stock  valued at $10,000 to an accredited investor.

On January 26, 2006, the Company issued 20,000 restricted shares of its $0.001 par value common stock  valued at $10,000.

On January 26, 2006, the Company issued 20,000 restricted shares of its $0.001 par value common stock valued at $10,000 to an accredited investor.

On January 26, 2006, the Company issued 222,223 restricted shares of its $0.001 par value common stock valued at $100,000 to an accredited investor.

On  January 26, 2006, the Company issued 100,000 restricted shares of its $0.001 par value common stock valued at $50,000 to an accredited investor.

On January 26, 2006, the Company issued 113,793 restricted shares of its $0.001 par value common stock valued at $33,000 to an accredited investor.

On January 26, 2006, the Company issued 17,000 restricted shares of its $0.001 par value common stock to individuals for consulting agreement valued at $6,092.

 On January 30, 2006, the Company issued 200,000 restricted shares of its $0.001 par value common stock to a non-affiliated company for consulting agreement valued at $138,000 for a period of one year.

On February 7, 2006, the Company issued 414,286 restricted shares of its $0.001 par value common stock to Cornell Capital Partners, LP for commitment fee in connection with $10,000,000 Standby Equity Distribution Agreement valued at $182,285.

On February 7, 2006, the Company issued 14,286 restricted shares of its $0.001 par value common stock to Newbridge Securities Corp for placement agent fee in connection with $10,000,000 Standby Equity Distribution Agreement by Cornell Capital Partners, LP. Valued at $6,285

On March 29, 2006, the Company issued 300,000 restricted shares of its $0.001 par value common stock  valued at $49,500  to an accredited investor.

On March 30, 2006, the Company issued 280,000 restricted shares of its $0.001 par value common stock for consulting service valued at $117,600.

In September 13, 2006, the Company issued 20,000 restricted shares of its $0.001 par value common stock of JNTX to M. Kariya and S. Shinada for consulting service valued at $2,800.

On November 6, 2006 the Company issued 300,000 restricted shares of its $0.001 par value common stock to Peter Levy for consultancy services valued at $33,000.

Item 5. Submission of Matters to a Vote of Security Holders

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

Fiscal Year 2005	High	Low
First Quarter Ending March 31,	$0.15	$0.09
Second Quarter Ending June 30,	$1.15	$0.09
Third Quarter Ending September 30,	$1.50	$0.30
Period Ending December 31,	$0.69	$0.30

Fiscal Year 2006
First Quarter Ending March 31,	$1.03	$0.31
Second Quarter Ending June 30,	$0.42	$0.16
Third Quarter Ending September 30,	$0.22	$0.11
Period Ending December 31,	$0.16	$0.04

Quarter Ended March 31, 2007

           $0.10                 $0.04

(B) Shareholders:

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

During the year ended December 31, 2006, the Company’s business was limited to Jeantex Group, Inc. and its subsidiary. During the year ended December 31, 2005, the Company’s business was limited to the discontinued operations of Lexor International, Inc. for pedicure spa equipment in the first quarter of 2005. The second half of the fiscal year 2005 was limited to Jeantex Group, Inc. and its subsidiary Jeantex, Inc., which was acquired on June 30, 2005.

Revenues:

The Company had $1,288,490 revenues for the year ended December 31, 2006, which took into account the operation of Jeantex, Inc. and $1,335,659 revenue during the year ended December 31, 2005. Cost of goods sold for the year ended December 31, 2006 was $578,001, compared to $689,677 in the same period ended December 31, 2005. Gross profit for the year ended December 31, 2006 was $710,489 or 55.14%, compared to $645,982 or 48.36% in the same period ended December 31, 2005.

Operating Expenses:

The Company incurred total operating expenses of $7,499,283 for the year ended December 31, 2006 as compared to $8,522,785 for the year ended December 31, 2005. The decrease in operating expenses was primarily due to the decrease in Reorganization expenses incurred in the year 2005.

Loss from operations:

The Company had loss from continuing operations of $6,788,794 for the year ended December 31, 2006 as compared to a loss from operations of $7,876,803 for the year ended December 31, 2005. This was mainly due to the decrease in reorganization expenses and increase in professional services, including non-cash compensations for consulting and Goodwill expense written off in the amount of $3,750,000 and Impairment of Investment $1,800,000.

Net loss:

The Company had a net loss of $6,777,652 for the year ended December 31, 2006 as compared to a net loss of $6,476,914   for the year ended December 31, 2005.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended December 31, 2006 was ($0.07) as compared to that of ($0.18) for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our business plan was restructured in June 2005 after the acquisition of Jeantex, Inc. and has been updated to its now-current form. We must continue to raise capital to fulfill our plan of acquiring other companies and assisting in the development of those internally.

We had cash and cash equivalents of $5,247 and $91 as of December 31, 2006 and December 31, 2005, respectively.

Our operating activities used $(107,329) cash in the year ended December 31, 2006 and provided $199,343 cash in the year ended December 31, 2005. The use of cash in 2006 was increase in general and administration expenses and interest expense.

Cash used in investing activities was $0 and $(1,157,745) for the years ended December 31, 2006 and 2005, respectively. In 2005 investment activity includes net on disposition of subsidiary.

Cash provided by financing activities was $112,485 and $958,493 for the years ended December 31, 2006 and 2005, respectively.  This was primarily from proceeds from stock subscriptions, and net borrowings on notes payable and net advances from officer .

Item 8. Financial Statements

Index to Consolidated Financial Statements

Independent Auditors' Report 2006

Balance Sheet, December 31, 2006

Statements of Operations for the years ended December 31, 2006 and 2005

Changes in Stockholders' Equity for the years ended December 31, 2006 and 2005

Statements of Cash Flows for the years ended December 31, 2006 and 2005

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Jeantex Group, Inc.

We have audited the accompanying consolidated balance sheet of Jeantex Group, Inc. (formerly Lexor Holdings, Inc.), a Florida Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jeantex Group, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Jaspers + Hall, PC

Denver, Colorado

April 15, 2007

JEANTEX GROUP, INC. AND SUBSIDIARY
(FORMERLY LEXOR HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
December 31, 2006

ASSETS:	2006	2005

Current Assets:
Cash	$5,247	$91
Inventory	-	184,785
Notes receivables - shareholders	330,102	391,305
Deposits and prepaid expenses	46,816	244,876
Total Current Assets	382,165	821,057

Property and equipment - net of depreciation	-	95

Other Assets:
Investment in Yves Castaldi	-	1,800,000
Other receivables	317,806	301,650
Goodwill	-	3,750,000
Total Other Assets	317,806	5,851,650

TOTAL ASSETS	$699,971	$6,672,802

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Bank overdraft	$66	$66,315
Accounts payable	199,992	85,241
Payroll tax liabilities	-	10,792
Credit card	34,312	-
Accrued expenses	83,613	11,300
Lines of Credit	451	57,178
Notes payable	335,500	-
Notes payable - related parties	157,400	300,000
Total Current Liabilities	811,334	530,826

TOTAL LIABILITIES	811,334	530,826

Stockholders' Equity (Deficit):
Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 96,258,196 and
82,228,764 issued and outstanding.	96,258	82,229
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued	10	10
and outstanding
Class A common shares to be issued	48,430	2,611,280
Additional paid in capital	16,697,689	13,624,556
Subscription receivable	(183,750)	(183,750)
Accumulated deficit	(16,770,000)	(9,992,349)
Total Stockholders' Equity (Deficit)	(111,363)	6,141,976

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$699,971	$6,672,802

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC. AND SUBSIDIARY
(FORMERLY LEXOR HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

NET SALES	1,288,490	1,335,659

COST OF GOODS SOLD	578,001	689,677

GROSS PROFIT	710,489	645,982

OPERATING EXPENSES:
Sales and Marketing	-	25,039
General and administration	1,949,283	1,062,486
Impairment loss	1,800,000	-
Reorganization expenses	-	7,435,260
Goodwill write off	3,750,000	-
Total Operating Expenses	7,499,283	8,522,785

Loss from Operations	(6,788,794)	(7,876,803)

OTHER INCOME (EXPENSES)
Interest expense	56,789	-
Interest income	(23,026)	15,204
Other expense	80	-
Other income	(44,985)	(495)
Total Other income	(11,142)	14,709

LOSS FROM CONTINUING OPERATIONS	(6,777,652)	(7,862,094)

DISCONTINUED OPERATIONS:
Loss from discontinued operations
Gain from disposal of (Lexor Holdings -	-	1,385,180
of discontinued operations)

NET LOSS	(6,777,652)	(6,476,914)

Weighted average number of shares outstanding	95,389,088	35,888,435

Basic and dluted net loss per share	(0.07)	$(0.18)

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC. AND SUBSIDIARY
(FORMERLY LEXOR HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash Flows From Operating Activities:
Net Loss	$(6,777,652)	$(6,476,914)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation/amortization	95	0
Issuance of stock for services	516,064	7,691,540
Investment impairment	1,800,000	-
Goodwill W/o	3,750,000	-
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in notes receivable	61,203	(692,955)
(Increase) in inventory	184,785	(184,785)
Other receivables	(16,156)	-
(Increase) in deposits and prepaid expenses	198,060	(244,876)
Increase (decrease) in accounts payable	114,751	85,241
Increase in payroll tax liabilities	(10,792)	10,792
Increase in accrued expenses & interest	72,313	11,300
Total adjustments	6,670,323	6,676,257
Net Cash Used In Operating Activities	(107,329)	199,343
Cash Flow From Investing Activities:
Net on disposition of subsidiary	-	(1,157,650)
Acquisition of property and equipment	-	(95)
Net Cash Used In Investing Activities	-	(1,157,745)
Cash Flow From Financing Activities:
Bank overdraft	(66,250)	66,315
Proceeds from notes payable - related parties	(292,600)	-
Proceeds from notes payable	485,500	300,000
Proceeds from lines of credit	(22,415)	57,178
Stock issued for cash	8,250	535,000
Net Cash Provided By Financing Activities	112,485	958,493
(Decrease) Increase in Cash	5,156	91
Cash and Cash Equivalents - Beginning of period	91	-
Cash and Cash Equivalents - End of period	$5,247	$91
Supplemental Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-
Non-cash investing and financing activities:

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC. AND SUBSIDIARY
(FORMERLY LEXOR HOLDINGS, INC.)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A		Class A		Class B		Additional			Stockholders'
	Common Stock		Common Stock		Common Stock		Paid-In	Subscription	Accumulated	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	Totals

Balance, December 31, 2002	15,000,000	15,000			9,912	$10	$134,990	$-	$(565,818)	(415,818)

Net loss	-	-			-	-	-	-	(281,523)	(281,523)
Balance, December 31, 2003	15,000,000	15,000			9,912	10	134,990	-	(847,341)	(697,341)

Shares issued for services	1,270,050	1,270			-	-	1,730,245	-	-	1,731,515
Shares issued for services	-	-			46	-	(1,260)	-	-	(1,260)
Net loss -	-	-			-	-	-	-	(2,668,094)	(2,668,094)
Balance, December 31, 2004	16,270,050	$16,270			9,958	$10	$1,863,975	$-	$(3,515,435)	(1,635,180)

Shares issued for cash	300,000	300			-	-	29,700	-	-	30,000
Shares issued for cash	500,000	500			-	-	49,500	-	-	50,000
Shares issued for cash	3,285,714	3,286			-	-	451,714		-	455,000
Shares issued to Providential Capital	4,957,000	4,957			-	-	887,303	-		892,260
Shares issued to Jeantex for acquisition	20,000,000	20,000			-	-	3,580,000	-	-	3,600,000
Shares issued to Red5 holdings	29,050,000	29,050			-	-	5,199,950	-	-	5,229,000
Shares issued to Providential Capital	7,300,000	7,300			-	-	1,306,700	-	-	1,314,000
Shares issued for advertising	336,000	336			-	-	177,744		-	178,080
Shares issued for services	230,000	230			-	-	77,970	-	-	78,200
Shares to be issued				2,611,280				(183,750)		2,427,530
Net loss -	-	-			-	-	-	-	(6,476,914)	(6,476,914)
Balance, December 31, 2005	82,228,764	$82,229	$-	$2,611,280	9,958	$10	$13,624,556	$(183,750)	$(9,992,349)	6,141,976

					-	-		-	-	-
Yves acquisition	10,000,000	10,000					1,790,000			1,800,000
David Lee	850,000	850			-	-	139,400		-	140,250
Providential Capital	666,667	667			-	-	299,333	-	-	300,000
Lenny Bianchino	89,412	89			-	-	30,311		-	30,400
yen Phu	104,118	104			-	-	35,296		-	35,400
Jia0	20,588	21			-	-	6,979		-	7,000
Teresa tu	27,647	28			-	-	9,372		-	9,400
Mai Chu	89,412	89			-	-	30,311		-	30,400
Mary chang	30,000	30			-	-	10,470	-	-	10,500
John Kim	60,000	60			-	-	29,940	-	-	30,000
Bona Lee	20,000	20			-	-	9,980	-	-	10,000

Benjamin Labell	20,000		20				-	-	9,980		-		-	10,000
Michelle La belle	20,000		20				-	-	9,980		-		-	10,000
Raymond La belle	222,223		222				-	-	56,278				-	56,500
New Crew Production	100,000		100				-	-	49,900		-		-	50,000
Joseph Johnson	113,793		114				-	-	32,886		-		-	33,000
Investsource- consulting	17,000		17				-	-	6,075		-		-	6,092
Coung	50,000		50						8,200					8,250
Mica Capital	200,000		200						137,800					138,000
Hoang Nga Do	300,000		300						29,700					30,000
Providential Capital	280,000		280						117,320					117,600
Karia and Shinada	20,000		20						2,780					2,800
Cornell Capital for commitment services	428,572		428						188,142					188,570
Peter Levy for legal services	300,000		300						32,700					33,000
Net loss -													(6,777,651)	(6,777,651)
Commited shares issued					(2,562,850)									(2,562,850)
Balance, December 31, 2006	96,258,196	-	96,258	-	48,430	-	9,958	10	16,697,689	-	(183,750)	#VALUE!	(16,770,000)	(111,363)

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC. AND SUBSIDIARY

(FORMERLY LEXOR HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

As a result of Yves Castaldi Corp.’s filing for Chapter 11 protection with the United States Bankruptcy Court of the Central District of California and naming the Company as a creditor during the fourth quarter of Fiscal Year 2006, the Company has written off its cash investments in Yves Castaldi Corp. and will reclaim all the 10,000,000 shares that were issued to Yves Castaldi Corp.

Also during the fourth quarter of Fiscal Year 2006, Jeantex, Inc. discontinued its private label manufacturing business, sold its fully depreciated equipment and began to look for sourcing opportunities in Asia. As of the date of this report, the Company has not entered into any definitive agreement with a sourcing partner for its private label business.

The Company qualifies under Regulation SB as a "small business issuer", (i.e. less than $25,000,000 in revenues; a U.S. company other than an investment company) and has met the small business issuer requirements at the end of the past two consecutive fiscal years.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's current liabilities exceed current assets by $429,169.  However, the Company has accumulated deficits of $16,770,000 at December 31, 2006. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At December 31, 2006, the Company had $5,247 cash or cash equivalent.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  At December 31, 2006 the Company had $0 in accounts receivables.

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

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during the year ended December 31, 2006; accordingly, a Statement of Comprehensive Loss is not presented.

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

3. PROPERTY AND EQUIPMENT

At December 31, 2006, the company did not have any property and equipment.

4. NOTES RECEIVABLE

At December 31, 2006, Notes Receivable consisted of the following:

Note Receivable of $266,010 from a company, unsecured, 8.5% interest per annum,

Maturing July 2007.                                                                                             266,010

Note Receivable of $51,796 from a company, unsecured, 8.5% interest per annum,

maturing July 2007.

     51,796

Total

 $317,806

5. DEPOSITS AND PREPAID EXPENSES

At December 31, 2006, Deposits and prepaid expenses consisted of the following:

Income tax receivable

    $ 816

Prepaid Consulting

   46,000

  Total

 $46,816

6. ACCRUED EXPENSES

 At December 31, 2006, accrued expenses consisted of $83,613 of accrued interest on notes payable.

7. LINES OF CREDIT

At December 31, 2006, the Company has a demand bank line of credit totaling $200,000, under which the Company may borrow on an unsecured  basis at the bank’s prime rate. At December 31, 2006, the balance outstanding was $451 under this line of credit line.

8. NOTES PAYABLE

At December 31, 2006, notes payable consisted of the following:

Note Payable to ex-president of the Company, unsecured, 8% interest matured September 2006,

$250,000

Note Payable due to individual, unsecured, 8% interest due on demand

    50,000

Note Payable due to individual, unsecured, 8% interest due on demand

     25,000

Note Payable due to individual, unsecured, 8% interest due  on demand

     10,500

Total

 $335,500

9. NOTES PAYABLE RELATED PARTIES

At December 31, 2006, notes payable to related parties consisted of the following

Note Payable to Providential Holdings, Inc. and Mr. Henry Fahman,

unsecured, 8% interest, due on demand

   $157,400

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

The Company currently has net operating loss carryforwards aggregating approximately $16,770,000, which expire through 2025. The deferred tax asset of approximately $16,770,000. related to this carryforward has been fully reserved.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the
federal statutory rate	0.340000
Effect of operating losses	-0.340000
0.000000

Net deferred tax assets consist of the following:

	For the years ended
	December 31,
	2006	2005
Gross deferred tax asset	$16,770,000	$9,992,349
Valuation allowance	(16,770,000)	(9,992,349)
Net deferred tax asset	$ -	$ -

11.    STOCKHOLDERS' EQUITY

Pursuant to the amendment of the Articles of Incorporation of the Company as filed with the Secretary of State, Florida, on October 1, 2003, the authorized common stock has been divided into two classes known as Common Stock (previously known as Class A Common Stock) and "Class B assessable common stock".

Common Stock

At December 31, 2006, the Company has authorized for issue, 4,999,500,000 shares of Common Stock with a par value of $0.001. Common Stock issued and outstanding of 96,258,196 shares is fully paid and non-assessable. 10,867,000 common shares of Class A Common Stock are to be cancelled per the Rescission Agreement dated March 31, 2005 with Lexor International, Inc. 6,000,000 common shares of Class A Common Stock are to be cancelled per the Agreement dated June 2006.

Class B Common Stock

At December 31, 2006, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

Stock Transactions:

On January 4, 2006, the Company issued 331,177 restricted shares of its $0.001 par value common stock for stock purchase agreements from accredited investors valued at $112,600.

On January 4, 2006, the Company issued 666,667 restricted shares of its $0.001 par value common stock to Providential Capital, Inc., a Nevada corporation, for consulting services valued at $300,000.

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

On January 5, 2006, the Company issued 50,000 restricted shares of its $0.001 par value common stock valued at $8,250 to an accredited investor

On January 26, 2006, the Company issued 30,000 restricted shares of its $0.001 par value common stock valued at  $10,500 to an accredited investor.

 On January 26, 2006, the Company issued 60,000 restricted shares of its $0.001 par value common stock valued at $30,000 to an accredited investor.

 On January 26, 2006, the Company issued 20,000 restricted shares of its $0.001 par value common stock valued at $10,000 to an accredited investor.

On January 26, 2006, the Company issued 20,000 restricted shares of its $0.001 par value common stock  valued at $10,000.

On January 26, 2006, the Company issued 20,000 restricted shares of its $0.001 par value common stock valued at $10,000 to an accredited investor.

On January 26, 2006, the Company issued 222,223 restricted shares of its $0.001 par value common stock valued at $56,500 to an accredited investor.

On  January 26, 2006, the Company issued 100,000 restricted shares of its $0.001 par value common stock valued at $50,000 to an accredited investor.

On January 26, 2006, the Company issued 113,793 restricted shares of its $0.001 par value common stock valued at $33,000 to an accredited investor.

On January 26, 2006, the Company issued 17,000 restricted shares of its $0.001 par value common stock to individuals for consulting agreement valued at $6,092.

On January 30, 2006, the Company issued 200,000 restricted shares of its $0.001 par value common stock to a non-affiliated company for consulting agreement valued at $138,000 for a period of one year.

On February 7, 2006, the Company issued 414,286 restricted shares of its $0.001 par value common stock to Cornell Capital Partners, LP for commitment fee in connection with $10,000,000 Standby Equity Distribution Agreement valued at $182,285.

On February 7, 2006, the Company issued 14,286 restricted shares of its $0.001 par value common stock to Newbridge Securities Corp for placement agent fee in connection with $10,000,000 Standby Equity Distribution Agreement by Cornell Capital Partners, LP valued at $6,285.

On March 29, 2006, the Company issued 300,000 restricted shares of its $0.001 par value common stock  valued at $49,500  to an accredited investor.

On March 30, 2006, the Company issued 280,000 restricted shares of its $0.001 par value common stock for consulting service valued at $117,600.

In September 13, 2006, the Company issued 20,000 restricted shares of its $0.001 par value common stock of JNTX to M. Kariya and S. Shinada for consulting service valued at $2,800.

On November 6, 2006 the Company issued 300,000 restricted shares of its $0.001 par value common stock to Peter Levy for consultancy services valued at $33,000.

12.   COMMITMENTS AND CONTINGENCIES

Rental Lease

The Company leases its administrative offices at $1,500 per month on month to month basis at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647.

13.    FINANCIAL ACCOUNTING DEVELOPMENTS

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

In  February  2006,  the  FASB  issued  SFAS  155, Accounting for Certain Hybrid Financial  Instruments,  which  amends  SFAS  133,  Accounting  for  Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending December 31, 2006. The Company not yet evaluated and determined the likely effect of SFAS 155 on future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.   FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally,

FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures.  SAB No. 108 is effective for the Company for its current fiscal year.  The adoption of SAB No. 108 did not have an impact on the Company’s financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This standard permits an entity to measure many financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates.   Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated.  A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date.   The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.

14. Termination of a Material Definitive Agreement

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

Stock Purchase Agreement

On December 30, 2005, the Company committed 10,000,000 restricted shares of its $0.001 par value common stock to Yves Castaldi Corporation for the purchase of 51% of stock of Yves Castaldi Corporation pursuant to the Stock Purchase Agreement dated December 20, 2005, which was closed on December 30, 2005.  In June 2006, this Stock Purchase Agreement was amended whereby the Company has agreed to reduce its stake in Castaldi from 51% to 20% of the total issue and outstanding number of shares of Castaldi.  Castaldi has agreed to retain only 4,000,000 of the 10,000,000 shares originally issued to it pursuant to the Agreement and will also retain $226,650 paid to Castaldi by the Company as consideration for the Company's 20% stake in Castaldi.  The four million (4,000,000) shares of common stock  retained by Castaldi will be vested on a pro-rata basis based on Yves Castaldi Corporation's projected revenues of $10,000,000 and net profits of $2,000,000 in the next twenty-four months commencing July 1, 2006. In the event said target revenues and profitability are not reached within said twenty-four months, the amount of vested shares shall be adjusted accordingly on a pro-rata basis. The remaining 6,000,000 shares will be surrendered by Castaldi according the Amendment to the Stock Purchase Agreement.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

None.

14. SUBSEQUENT EVENTS

Pending Legal Proceedings

Christopher Long vs. Jeantex Group, Inc. et al., Case Number 07CC02012

On January 22, 2007, Christopher Long, former President and CEO of the Company, filed a claim with the Superior Court of California, County of Orange, Central Justice Center, against the Company and Henry Fahman, Interim President of the Company, for a total of $250,000 and accrued interest at 8% per annum in connection with the promissory note dated March 31, 2005 which was made to Christopher Long as a part of the Rescission Agreement between the Company and Lexor International, Inc. While these amounts have been recorded in the books of the Company, due to the fact that Christopher Long and his spouse failed to surrender the 10,867,000 shares of the Company’s common stock to the Company as a condition of the referenced Rescission Agreement and because of the legal costs incurred by the Company as a result the legal proceedings against Lexor International, Inc. for personal injuries allegedly sustained by patrons of certain nail salons that purchased foot spas designed and manufactured by Lexor International, Inc. and Christopher Long, the Company intends to defend these claims.

Yves Castaldi Corp.’s Filing for Chapter 11 Bankruptcy Protection

As a result of Yves Castaldi Corp.’s filing for Chapter 11 protection with the United States Bankruptcy Court of the Central District of California and naming the Company as a creditor during the first quarter of Fiscal Year 2007, the Company has written off its cash investments in Yves Castaldi Corp. and relinquished its equity ownership in Yveas Castaldi Corp. The Company will also reclaim all the 10,000,000 shares that were issued to Yves Castaldi Corp according the Stock Purchase Agreement dated December 20, 2005 between Yves Castaldi Corp. and the Company.

Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a)(1) Engagement of New Independent Accountant.

The Registrant's board of directors has approved the engagement of Jaspers + Hall, PC. as its independent accountant to audit the Registrant's financial statements for its fiscal year ended December 31, 2006.

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

 PART III

Item 11. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers are as follows:

Name	Age	Positions and Offices Held
Henry D. Fahman	53	Chairman, Interim President since March 31, 2005

The current board of directors of the Company consists of Henry Fahman as Chairman.

Business Experience of Directors and Executive Officers:

Henry Fahman, Director

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

Mr. Fahman is currently Chairman of the Board of Trustees of Union International University and President of Providential Foundation, Inc., both of which are non-profit organizations.

Item 12. Executive Compensation

The following table sets forth compensation paid by the Company to the executive officers.

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts
Henry Fahman	2006 2005 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

The following table sets forth information, as of December 31, 2006, with respect to the number of shares beneficially owned by individual and directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Henry Fahman, Chairman/ Interim CEO/President 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	2,000,000 Common Stock, Non-assessable Shares	2.08 % of Common Stock

Susan Shin, President & CEO/Jeantex, Inc. 930 E. Jefferson Street, Los Angeles, CA 90011	27,085,714 Common Stock Non-assessable Shares	28.13% of Common Stock
Providential Foundation, Inc. 11216 Central Ave. South El Monte, CA 91733	4,032,000 Non-assessable Shares	4.19 % of Common Stock
Providential Capital, Inc. 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	3,289,667 Non-assessable Shares	3.42 % of Common Stock

Providential Holdings, Inc. 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	5,357,000 Non-assessable Shares	5.56 % of Common Stock
All Directors and Executive Officers as a group	41,764,381 Non-assessable Shares	43.38% of Common Stock

(1) Based upon 96,258,196 shares of  Non-assessable Common Stock and 9,958 shares of Class B Assessable Common Stock issued as of December 31, 2006.

Item 14. Certain Relationships and Related Transactions

1. Bio-Warm Corp.: As of December 31, 2006, Bio-Warm Corp., a Nevada corporation, of which a shareholder of the Company is the president, owes the Company $266,010. This loan is unsecured, carries 8.5% interest per annum, and becomes due and payable on June 20, 2006.

2. Providential Holdings, Inc.: As of December 31, 2006, Providential Holdings, Inc.,  a shareholder of the Company, owed by the Company amounting to $145,675. This loan is unsecured, carries 8.5% interest per annum, and becomes due and payable on demand.

5. Susan Shin: As of December 31, 2006, Susan Shin, a shareholder of the Company and president of Jeantex, Inc., a wholly-owned subsidiary of the Company, owes the Company $330,101. This advance is unsecured, non-interest bearing, and payable upon demand.

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

                    Exhibit B to the Company's Definitive Proxy Statement on                     Schedule 14A, filed on May 22, 2002.

3(i) 3                      Articles of Amendment to the Articles of Incorporation of Western

       Silver-Lead Corporation dated September 29, 2003, filed May 3, 2006                                         as Exhibit 3(i)3 to the Company's Form 10KSB for the year ended         December 31, 2005.

3(i) 4                     Articles of Amendment to the Articles of Incorporation of Lexor

                  Holdings dated June 29, 2005, filed May 3, 2006 as Exhibit 3(i)4 to the Company's Form 10KSB for the year ended December 31, 2005.

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

31.1                      Rule 13a-14a/15d-14(a) Certification of Chief Executive

31.2                      Rule 13a-14a/15d-14(a) Certification of Financial Officer

32.1                      Section 1350 Certification of Chief Executive

32.2                      Section 1350 Certification of Financial Officer

(B) Forms 8-K filed.

 1. Stock Purchase Agreement with Yves Castaldi Corporation, filed on January 6, 2006.

2. Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., filed on February 6, 2006.

3. Amendment to Stock Purchase Agreement with Yves Castaldi Corporation, filed June 6, 2006.

ITEM 16.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Amounts billed by Jaspers + Hall, PC total $21,000 which is $12,000. related to the 2005 annual financial statement audit and $9,000.00 related to reviews of quarterly financial statements filed in the reports on Form 10-Q.  No tax, consulting or other services were provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEANTEX GROUP, INC.

(Registrant)

Date: April 15, 2007

By: /s/ Henry D. Fahman

Henry D. Fahman, Director and Interim Chief Executive/Financial Officer

 Exhibit 31.1

I, Henry Fahman, certify that:

1.   I have reviewed this annual report on Form 10-KSB of JEANTEX GROUP, INC.;

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

Date: April 15, 2007

 /s/ Henry Fahman

Henry Fahman

Interim Chief Executive/Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

    In connection with the Annual Report of Jeantex Group, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2006 accompanying this certification and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, Interim Chief Executive/Financial Officer of the Company, certify, to the best of my knowledge, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss. 1350, that:

    1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 15, 2007

/s/ Henry Fahman

Henry Fahman

Interim Chief Executive/Financial Officer