Form 10QSB
period 2007-03-31
Jeantex Group, Inc.
filed 2007-05-21
CIK 106311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Yes [ X ] No [ ]

As of March 31, 2006, the Registrant had 96,258,196  Non-Assessable shares of Common Stock, previously referred to as Class A common stock, and 9,958 Class B Assessable shares of common stock issued and outstanding. Company would cancel 10,870,000 shares of class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long and 6,000,000 common shares issued to Yves Castaldi Corp.

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

To the Board of Directors

Jeantex Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Jeantex Group, Inc. as of March 31, 2007 and the related consolidated statements of operations and cash flows for the three-months ended March 31, 2007 and 2006 then ended.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC

Denver, Colorado

May 15, 2007

Jeantex Group, Inc.
(Formerly know as Lexor Holdings, Inc.)
Consolidated Balance Sheets
(Unaudited)
		Audited
	March 31,	December 31,
ASSETS	2007	2006

Current Assets:
Cash	$ 609	$ 5,247
Prepaid expenses	816	46,816
Notes receivable	299,530	330,102
Total Current Assets	300,955	382,165

Property and equipment - net	-	-

Other assets
Advances to shareholders	301,650	301,650
Total Other Assets	271,004	317,806

TOTAL ASSETS	$ 571,959	$ 699,971

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank overdraft	$ -	$ 66
Accounts payable - trade	170,627	199,992
Accrued expenses	93,116	83,613
Line of credit	3,159	34,763
Notes payable - related parties	139,650	157,400
Notes payable - current portion	335,500	-
Total Current Liabilities	742,052	811,334

TOTAL LIABILITIES	742,052	811,334

Stockholders' Deficit:
Class A Common Stock, non-assessable, $.001 par value
4,999,500,000 shares authorized,95,258,196 and 96,258,196
issued and outstanding	95,258	96,258
Class B Common Stock, assessable, $.001 par value
10,000 shares authorized, 9,958 issued
and outstanding	10	10
Subscription receivable	(72,720)	(183,750)
Additional paid-in capital	16,697,689	16,697,689
Retained deficit	(16,891,330)	(16,770,000)
Total Stockholders' equity	(170,093)	(111,363)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 571,959	$ 699,971

See Accountants’ review report and accompanying notes to these financial statements.

Jeantex Group, Inc.

(Formerly Lexor Holding, Inc.)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,

	2007	2006

SALES	$ -	$ 443,379

COST OF GOODS SOLD	-	332,881

GROSS PROFIT	-	110,498

EXPENSES:
General and administrative	57,583	763,748
Sales and marketing	-	-
Reorganizational expenses	51,796	-
Total Operating Expenses	109,379	763,748

Net Loss from Operations	109,379	(653,250)

OTHER INCOME/(EXPENSES):
Interest expense	(16,945)	(8,517)
Write-off of goodwill	4,994	6,154

Net Loss before discontinued operations	(11,951)	(2,363)

Net loss of discontinued operations	-	-

NET LOSS	$ (121,330)	$ (655,613)

Per Share Information:
Weighted average number of common shares outstanding	95,258,196	94,372,690

Net loss per common share	$ (0.001)	$ (0.006)

See Accountants’ review report and accompanying notes to these financial statements.

Jeantex Group, Inc.
(Formerly know as Lexor Holdings, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three-Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$ (121,330)	$ (655,613)
Adjustments to reconcile net loss from
continuing operations:
Depreciation/amortization	-	20
Issuance of stock for services	-	299,942
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in notes receivable	572	-
Decrease (increase) in inventory	-	15,000
Decrease in other receivables	46,802	-
Decrease (increase) in deposits and prepaid expenses	46,000	(36,036)
Increase (decrease) in accounts payable and other payables	(30,518)	13,339
Increase in payroll tax liabilities	-	4,770
Increase in accrued expenses and interest	9,503	112,112
Total adjustments	72,359	409,147
Net Cash Used In Operating Activities	(48,971)	(246,466)

Cash Flows from Investing Activities:
Proceeds from notes receivable	-	53,347
Net on disposition of subsidiary	-	(192,500)
Acquisition of property and equipment	-	-
Net Cash Used In Investing Activities	-	(139,153)

Cash Flows from Financing Activities:
Bank overdraft - payment	(66)	44,284
Proceeds from notes payable - related parties	(17,750)	-
Proceeds form notes payable	-	266,054
Proceeds (payments) from lines of credit	(451)	78,561
Stock issued for cash	62,600	-
Cash Flows Provided By Financing Activities	44,333	388,899

(Decrease) Increase in Cash	(4,638)	3,280

Cash and Cash Equivalents at Beginning of Period	5,247	91

Cash and Cash Equivalents at End of Period	$ 609	$ 3,371

Supplemental Cash Flow Information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -
Non-cash investing activities:

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

We are in the process of restructuring, which makes it difficult to evaluate whether we will operate profitably in the future.

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

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $16,891,330 at March 31, 2007. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the quarter ended March 31, 2007 towards management of liabilities and improving the operations. The Company will strive to continue its operations although there is no guarantee that it will be successful.

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At March 31, 2007, the Company had $609 cash or cash equivalent.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.  At March 31, 2007 the Company had $0 in accounts receivables.

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

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods and raw materials. At March 31, 2007 the Company had $0 in inventory.

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

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no items of comprehensive income during the year ended March 31, 2007; accordingly, a Statement of Comprehensive Loss is not presented.

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

3. PROPERTY AND EQUIPMENT

At March 31, 2007, the company did not have any property and equipment.

4. DEPOSITS AND PREPAID EXPENSES

At March 31, 2007, Deposits and prepaid expenses consisted of the following:

Income tax receivable

 $ 816

Total

  $816

5. OTHER RECEIVABLES – RELATED PARTIES

At March 31, 2007, Other Receivables from related parties consisted of the following:

Note Receivable, unsecured , non interest-bearing,

matured June 2006, from shareholder of Company                                          $299,530

Total

                      $229,530

6. ADVANCE RECEIVABLES

At March 31, 2007, Notes Receivable consisted of the following:

Note Receivable  from a company, unsecured,

8.5% interest per annum, maturing July 2007.                                  271,004

Total                                                                                               271,004

7. LINES OF CREDIT

At March 31, 2007, the Company has a demand bank line of credit totaling $200,000, under which the Company may borrow on an unsecured  basis at the bank’s prime rate.At March 31, 2007, the balance outstanding was $0 under this line of credit line.

8. NOTES PAYABLE

At March 31, 2007, notes payable consisted of the following:

Note Payable to ex-president of the Company, unsecured, 8% interest matured September 2006,

$250,000

Note Payable due to individual, unsecured, 8% interest due on demand

    50,000

Note Payable due to individual, unsecured, 8% interest due on demand

     25,000

Note Payable due to individual, unsecured, 8% interest due  on demand

     10,500

Total

 $335,500

9. NOTES PAYABLE RELATED PARTIES

At March 31, 2007, notes payable to related parties consisted of the following

Note Payable to Providential Holdings, Inc.,

unsecured, 8% interest, due on demand.

 $139,650

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

At March 31, 2006, the Company has authorized for issue, 4,999,500,000 shares of Common Stock with a par value of $0.001. Common Stock issued and outstanding of 95, 258,196 shares is fully paid and non-assessable.

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

11.    COMMITTMENTS

Rental Leases

The Company sub-leases its administrative offices for $1,500 per month on a month-to-month basis at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647.

Upon closing down the operation Jeantex, Inc. is leasing not having any place to operate.

 12. Certain Relationships and Related Transactions

           .

1. Susan Shin: As of March 31, 2007, Susan Shin, a shareholder of the Company and president of Jeantex, Inc., a wholly-owned subsidiary of the Company, owes the Company $299,530. This advance is unsecured, non-interest bearing, and payable upon demand.

Item 2. Management's Discussion and Analysis

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The financial statements for the quarter ended March 31, 2007 includes the operations of Jeantex, Inc. and Jeantex Group, Inc.

Revenues:

The Company had $0 revenues  for the quarter ended March 31, 2007 and $443,379 revenue for the quarter ended March 31, 2006. Cost of goods sold for the quarter ended March 31, 2007 was $0 compared to $493,379 in the same period ended March 31, 2006. Gross loss for the quarter ended March 31, 2007 was $0  compared to $110,498 or 24.92% in the same period ended March 31, 2006.

Operating Expenses:

The Company incurred total operating expenses of $109,379 for the quarter ended March 31, 2007 as compared to $763,748 for the quarter ended March 31, 2006. The operating expenses primarily consists of $109,379 in general and administration expenses which includes bad debt write off of $51,796  and $57,583 in general and administration expenses for the period ended March 31, 2007, compared to $763,748 in general and administration in the corresponding period ended March 30, 2006.

Loss from operations:

The Company had loss from operations of $.109,379 for the quarter ended March 31, 2007 as compared to a loss from operations of $653,250 for the quarter ended March 31, 2006. This decrease is mainly due to the closing of operation of the Jeantex, Inc., and including non-cash compensations for consulting and reorganization expenses, as well as general and administrative expenses.

Net loss:

The Company had a net loss of $121,330 from continuing operations for the quarter ended March 31, 2007 as compared to a net loss of $655,613.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarter ended March 31, 2007 was ($0.001) as compared to that of ($0.06) for the quarter ended March 31, 2006.

Liquidity and Capital Resources

For the three-month period ended March 31, 2007, the Company's had $609 in cash operation. The Company used $48,971 for operating activities during the three-month period ended March 31, 2007 compared to $246,466 for the three months period ended March 31, 2006.

The Company spent $0 for investing activities during the three-month period ended March 31, 2007 compared to $139,153 for the three-month  period ended March 31, 2006.

During the three-month period ended March 31, 2007, the Company obtained $44,333 from financing activities compared to  $388,899  for the three-month period ended March 31, 2006.

The Company has incurred an accumulated deficit as of March 31, 2007 of $16,891,330.

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

PART II. OTHER INFORMATION

 Item 1. Pending Legal Proceedings

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

None

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

       Index to Exhibits.

Exhibit 31.1  CERTIFICATION OF THE PRINCIPAL EXECUTIVE/FINANCIAL OFFICER PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)

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

Date: May 14, 2007

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

May 14, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Sections 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Jeantex Group, Inc. on Form 10-QSB for the quarter ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, Interim CEO/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:     May 14, 2007

 /s/ Henry Fahman

Henry Fahman

Interim CEO/Financial Officer