Form 10QSB
period 2007-06-30
Jeantex Group, Inc.
filed 2007-08-09
CIK 106311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Yes [ X ] No [ ]

As of June 30, 2007, the Registrant had 96,258,196  Non-Assessable shares of Common Stock, previously referred to as Class A common stock, and 9,958 Class B Assessable shares of common stock issued and outstanding. Company would cancel 10,870,000 shares of class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long and 6,000,000 common shares issued to Yves Castaldi Corp.

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

To the Board of Directors

Jeantex Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Jeantex Group, Inc. as of June 30, 2007 and the related consolidated statements of operations for the three months and six months ended June 30, 2007 and 2006, and the related consolidated statements of cash flows for the three-months ended June 30, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.

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

Jaspers + Hall, PC

August 1,  2007

JEANTEX GROUP, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS:

Current Assets:
Cash	$276
Notes receivables	275,998
Total Current Assets	$276,274

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable	$161,950
Accrued expenses	99,219
Notes payable	335,500
Notes payable - related parties	167,297
Total Current Liabilities	763,966

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 96,258,196 issued and outstanding	96,258
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	10
Additional paid in capital	16,697,688
Subscription receivable	(72,720)
Accumulated deficit	(17,208,928)
Total Stockholders' Deficit	(487,692)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$276,274

See accountants’ review report and accompanying notes to the financial statements.

JEANTEX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

NET SALES	$-	$589,661	$-	$1,033,040

COST OF GOODS SOLD	-	271,890	-	604,771

GROSS PROFIT	-	317,771	-	428,269

OPERATING EXPENSES:
General and administration	13,959	374,483	71,542	1,138,232
Bad debts	299,530	-	351,326	-
Total Operating Expenses	313,489	374,483	422,868	1,138,232

Loss from Operations	(313,489)	(56,712)	(422,868)	(709,963)

OTHER INCOME (EXPENSES)
Interest expense	(9,103)	(5,117)	(26,048)	(13,634)
Interest income	4,993	6,154	9,987	12,308
Total other income (expense)	(4,110)	1,037	(16,061)	(1,326)

NET LOSS	$(317,599)	$(55,675)	$(438,929)	$(711,289)

Weighted average number of shares outstanding	96,258,196	95,938,196	96,258,196	94,727,675

Basic and dluted net loss per share	$(0.003)	$(0.001)	$(0.005)	$(0.008)

.
.

See accountants’ review report and accompanying notes to the financial statements.

JEANTEX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities:
Net loss	$(438,929)	$(711,289)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	-	41
Issuance of stock for services	-	299,941
Bad debts	351,326	-
Changes in assets and liabilities:
Decrease in inventory	-	25,000
(Increase) in deposits and prepaid expenses	46,816	65,929
Increase (decrease) in accounts payable	(41,614)	77,339
Increase in payroll tax liabilities	-	2,792
Increase in accrued expenses	15,607	110,083
Total adjustments	372,135	581,125
Net cash used in operating activities	(66,794)	(130,164)

Cash Flow From Investing Activities:
(Increase) decrease notes receivable	(9,418)	47,193
Increase in shareholder advances	-	(45,055)
Investment	-	(204,900)
Net cash used in investing activities	(9,418)	(202,762)

Cash Flow From Financing Activities:
Proceeds from notes - related parties	9,897	-
Proceeds from notes	-	353,789
Proceeds (payments) of lines of credit	(1,257)	5,507
Stock issued for cash	62,600	-
Net cash provided by financing activities	71,240	359,296
Increase (decrease) in cash	(4,971)	26,370

Cash - Beginning of period	5,247	91
Cash - End of period	$276	$26,461

Supplemental Cash Flow Information:
Interest paid	$8,200	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Common shares issued for services	$-	$299,941

See accountants’ review report and accompanying notes to the financial statements.

Jeantex Group, Inc.

Notes to Unaudited Consolidated Financial Statements

1. General

Jeantex Group, Inc. (the "Company"), formerly Western Silver-Lead Corporation, is a Florida corporation originally incorporated as an Idaho corporation on August 23, 1947. On September 24, 2003 the parent Western Silver-Lead Corporation, an Idaho corporation, merged into the wholly-owned subsidiary Western Silver-Lead Corporation, a Florida corporation whereby each shareholder of the Idaho corporation’s Class A common stock, par value $0.001, received one share of common stock, par value $0.001, of the Florida corporation and each shareholder of the Idaho corporation’s Class B common stock, par value $0.001, received one share of Class B common stock, par value $0.001 of the Florida corporation. The merger was between the parent and the subsidiary corporation and the parent was not the surviving corporation.

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

On June 22, 2005, the Company entered into a Stock Purchase Agreement with Jeantex, Inc., a California corporation. On June 29, 2005, the transaction contemplated in the Stock Purchase Agreement was completed and a Closing Memorandum was executed by all parties. The Company agreed to issue 20,000,000 shares of its Class A common stock to Jeantex, Inc.'s shareholder in exchange for 100% of the issued and outstanding equity interest of Jeantex, Inc. and issue 36,350,000 shares of its Class A common stock for consulting and reorganization expenses in connection with this transaction.  The shares of Jeantex common stock were restricted pursuant to Rule 144. On December 20, 2005, the Company entered into a Stock Purchase Agreement with Yves Castaldi Corporation (“Castaldi”), a California corporation. Pursuant to the terms of the Agreement, the Company has agreed to acquire 51% of the total issued and outstanding equity interests of Castaldi (10,408 shares of the common stock) in exchange for the payment of $650,000 in cash ($50,000 paid on December 29, 2005 and an executed promissory note for the remaining $600,000 of which $300,000 is to be used for working capital) and the issuance of 10,000,000 newly-issued shares of Jeantex Group, Inc. common stock. The 10,000,000 shares of Jeantex restricted common stock will be vested on a pro-rata basis, based on a minimum of $10,000,000 in revenues and between $2.5 and $3.0 million in net profit to be generated by Yves Castaldi Corporation in the next 12 months. The closing of this acquisition occurred December 30, 2005. In June 2006, this Stock Purchase Agreement was amended whereby the Company had agreed to reduce its stake in Castaldi from 51% to 20% of the total issue and outstanding number of shares of Castaldi.  Castaldi agreed to retain only 4,000,000 of the 10,000,000 shares originally issued to it pursuant to the Agreement and would also retain $226,650 paid to Castaldi by the Company as consideration for the Company's 20% stake in Castaldi.  The four million (4,000,000) shares of common stock  retained by Castaldi would be vested on a pro-rata basis based on Yves Castaldi Corporation's projected revenues of $10,000,000 and net profits of $2,000,000 in the next twenty-four months commencing July 1, 2006. In the event said target revenues and profitability were not reached within said twenty-four months, the amount of vested shares would be adjusted accordingly on a pro-rata basis. The remaining 6,000,000 shares would be surrendered by Castaldi.

As a result of Yves Castaldi Corp.’s filing for Chapter 11 protection with the United States Bankruptcy Court of the Central District of California and naming the Company as a creditor during the fourth quarter of Fiscal Year 2006, the Company has written off its cash investments in Yves Castaldi Corp. and will reclaim all the 10,000,000 shares that were issued to Yves Castaldi Corp.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $17,208,928 at June 30, 2007. At June 30, 2007, the Company’s current liabilities exceeded its current assets by $487,692.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended June 30, 2007 towards management of liabilities and improving the operations. The Company will strive to continue its operations although there is no guarantee that it will be successful.

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2006 and 2005.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2007.

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

Revenue Recognition

Revenue Recognition Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company did not generate any revenue in 2007.

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

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128). , Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive. The Company’s weighted common shares outstanding for basic and dilutive were the same since the Company does not have any common stock equivalents.

Reclassifications

For comparative purposes, prior period’s consolidated financial statements have been reclassified to conform with report classifications of the current period.

3. NOTE RECEIVABLE

At June 30, 2007, Note Receivable consisted of the following:

Note receivable from a company, unsecured,

8.5% interest per annum, maturing July 2007.

                         $235,000

Interest receivable on  the note

    40,998

Total

                                                                         $275,998

4. LINES OF CREDIT

At June 30, 2007, the Company has a demand bank line of credit totaling $200,000, under which the Company may borrow on an unsecured  basis at the bank’s prime rate. At June 30, 2007, the balance outstanding was $0 under this line of credit line.

5. NOTES PAYABLE

At June 30, 2007, notes payable consisted of the following:

Note Payable to ex-president of the Company, unsecured, 8% interest matured September 2006,

                 $250,000

Note Payable due to individual, unsecured, 8% interest due on demand                                      50,000

Note Payable due to individual, unsecured, 8% interest due on demand                                      25,000

Note Payable due to individual, unsecured, 8% interest due  on demand                                     10,500

                 $335,500

6. NOTES PAYABLES TO RELATED PARTIES

At June 30, 2007, notes payable to related parties consisted of the following

Note Payable to Providential Holdings, Inc. related by ownership, unsecured, 8% interest, due on demand	$ 136,072

Short-term loan by individual, related by common director, unsecured, 8% interest, due on demand	11,725

Note payable to Providential Holdings, Inc., 8% interest, unsecured, due on demand	19,500

$ 167,297

7.    STOCKHOLDERS' EQUITY

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

As of June 30, 2007, the Company has 4,999,500,000 authorized, non-assessable shares of Common Stock with a par value of $0.001, of which 96, 258,196 shares are issued and outstanding.

Class B Common Stock

As of June 30, 2007, the Company has 10,000 authorized shares of Class B Common Stock with a par value of $0.001.  9,958 shares of Class B Common Stock issued and outstanding are assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

8.   RELATED PARTY TRANSACTIONS

Office Lease

During the period ended June 30, 2006, the Company sub-leased its administrative office from a related party by ownership for $1,500 per month on a month-to-month basis. Since the operation of Jeantex, Inc. was inactive, there was no lease during the period ended June 30, 2007.

 Write-off of Receivable from a Shareholder

During the period ended June 30, 2007, the Company wrote off  the uncollectible receivable of $299,530 from  a shareholder of the Company and president of Jeantex, Inc., a wholly-owned subsidiary of the Company.

Item 2. Management's Discussion and Analysis

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues:

The Company had $0 revenues  for the quarter ended June 30, 2007 compared to $589,661  for the quarter ended June 30, 2006. Cost of goods sold for the quarter ended June 30, 2007 was $0 compared to $271,890 in the same period ended in 2006. Gross profit for the quarter ended June 30, 2007 was $0 compared to $317,771 or 53.89% in the same period ended in 2006.

Operating Expenses:

The Company incurred total operating expenses of $313,489 for the quarter ended June 30, 2007 as compared to $374,483 for the quarter ended June 30, 2006. The operating expenses primarily consists of $299,530 bad debt expense from write off of receivable from a shareholder and $13,959 general and administration expenses for the quarter ended June 30, 2007, compared to $374,483 in general and administration expenses in the corresponding quarter ended in 2006.Loss from operations:

The Company had losses from operations of $313,489 for the quarter ended June 30, 2007 as compared to a loss from operations of $56,712 for the quarter ended June 30, 2006. This increase is mainly due to the write off of uncollectible receivable from a shareholder.

Net loss:

The Company had a net loss of $317,599 from operations for the quarter ended June 30, 2007 as compared to a net loss of $55,675 in the same quarter in 2006.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarter ended June 30, 2007 was $0.003 as compared to that of $0.001 for the quarter ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues:

The Company had $0 revenues  for the six months ended June 30, 2007 compared to $1,033,040 for the six month ended June 30, 2006. Cost of goods sold for the six months ended June 30, 2007 was $0 compared to $604,771 in the same period ended in 2006. Gross profit for the six months ended June 30, 2007 was $0 compared to $428,269 or 41.45% in the same period ended in 2006.

Operating Expenses:

The Company incurred total operating expenses of $422,868 for the six months ended June 30, 2007 as compared to $1,138,232 for the same period ended in 2006. The operating expenses primarily consists of $351,326 bad debt expense resulted mainly from write off of receivable from a shareholder and $71,542 general and administration expenses for the six months ended June 30, 2007, compared to $1,138,232 in general and administration expenses in the corresponding period ended in 2006. The decrease in general and administration expense is mainly due to the closure of operation.

Loss from operations:

The Company had losses from operations of $422,868 for the six months ended June 30, 2007 as compared to a loss from operations of $709,963 for the period ended June 30, 2006. This $287,095 increase in loss is mainly due to the increase in general and administration expense from operation.

Net loss:

The Company had a net loss of $438,929 from operations for the six months ended June 30, 2007 as compared to a net loss of $711,289 in the same period in 2006.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the six months ended June 30, 2007 was $0.005 as compared to that of $0.008 for the six months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007, the Company's had $276 in cash. The Company used $66,794 for operating activities during the six-month period ended June 30, 2007 compared to $130,164 for the six months period ended June 30, 2006.

The Company spent $9,418 for investing activities during the six-month period ended June 30, 2007 compared to $202,762 for the six-month  period ended June 30, 2006.

During the six-month period ended June 30, 2007, the Company obtained $71,240 from financing activities, mainly from issuance of stock  compared to $359,296  which was mainly proceeds from notes for the six-month period ended June 30, 2006.

The Company has incurred an accumulated deficit as of June 30, 2007 of $17,208,928.

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

 The future of our company will depend upon our ability to continue to obtain additional capital, sufficient financing and to succeed in our future operations.. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

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

     *   any deviation from projected growth rates in revenues;

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

Yves Castaldi Corp.’s Filing for Chapter 11 Bankruptcy Protection

As a result of Yves Castaldi Corp.’s filing for Chapter 11 protection with the United States Bankruptcy Court of the Central District of California and naming the Company as a creditor during the first quarter of Fiscal Year 2007, the Company has written off its cash investments in Yves Castaldi Corp. and relinquished its equity ownership in Yves Castaldi Corp. The Company will also reclaim all the 10,000,000 shares that were issued to Yves Castaldi Corp according the Stock Purchase Agreement dated December 20, 2005 between Yves Castaldi Corp. and the Company.

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

Date: August 9, 2007

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

August 9, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Sections 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the amended Quarterly Report of Jeantex Group, Inc. on Form 10-QSB/A for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, Interim CEO/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 9, 2007

 /s/ Henry Fahman

Interim CEO/Financial Officer