Form 10QSB
period 2007-09-30
Jeantex Group, Inc.
filed 2007-11-14
CIK 106311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-26307

Jeantex Group, Inc.
(Exact name of small business issuer as specified in its charter)

Florida
(State or other jurisdiction of incorporation or organization)

17011 Beach Blvd., Suite 1230, Huntington Beach, CA
(Address of principal executive offices)

714-843-5455
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months

(Or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

As of September 30, 2007, the Registrant had 96,258,196  Non-Assessable shares of Common Stock, previously referred to as Class A common stock, and 9,958 Class B Assessable shares of common stock issued and outstanding. Company would cancel 10,870,000 shares of class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long and 6,000,000 common shares issued to Yves Castaldi Corp.

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

To the Board of Directors

Jeantex Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Jeantex Group, Inc. as of September 30, 2007 and the related consolidated statements of operations for the three months and nine  months ended September 30, 2007 and 2006 and cash flows for the nine-months ended September 30, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.

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

Jaspers + Hall, PC

November 12,  2007

JEANTEX GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007
(Unaudited)

ASSETS:

Current Assets:
Cash	$1,615
Note receivable	280,991
Total Current Assets	282,606

Other Assets:
Other receivables	-

TOTAL ASSETS	$282,606

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable	$163,596
Accrued expenses	116,246
Notes payable	335,500
Payables to related parties	171,297
Total Current Liabilities	786,638

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 96,258,196 issued and outstanding	96,258
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	10
Additional paid in capital	16,697,688
Class A common shares to be issued
Subscription receivable	(72,720)
Accumulated deficit	(17,225,269)
Total Stockholders' Deficit	(504,033)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$282,606

See accountants’ review report and accompanying notes to the financial statement

JEANTEX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NET SALES	$-	$230,730	$-	$1,263,770

COST OF GOODS SOLD	-	278,608	-	696,628

GROSS PROFIT	-	(47,878)	-	567,142

OPERATING EXPENSES:
General and administration	9,308	269,233	80,850	1,588,115
Investment write-off	-	226,650	-	226,650
Bad debts	-	-	351,326	-
Total Operating Expenses	9,308	495,883	432,176	1,814,765

Loss from Operations	(9,308)	(543,761)	(432,176)	(1,247,623)

OTHER INCOME (EXPENSES)
Interest expense	(12,027)	(20,714)	(38,075)	(40,449)
Interest income	4,994	6,083	14,981	18,391
Other income	-	38,172	-	38,172
Total other income (expense)	(7,033)	23,541	(23,093)	16,114

NET LOSS	$(16,341)	$(520,220)	$(455,269)	$(1,231,509)

Weighted average number of shares outstanding	96,258,196	95,941,892	96,258,196	95,136,862

Basic and dluted net loss per share	$(0.000)	$(0.005)	$(0.005)	$(0.013)

See accountants’ review report and accompanying notes to the financial statement

JEANTEX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Unaudited)
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(455,269)	$(1,231,509)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	-	95
Issuance of stock for services	-	302,741
Bad debts	351,326	-
Write off Vyes investment	-	226,650
Changes in assets and liabilities:
Decrease in inventory	-	184,785
(Increase) in deposits and prepaid expenses	46,816	175,060
Increase (decrease) in accounts payable	(39,468)	109,365
Increase in payroll tax liabilities	-	(9,572)
Increase in accrued expenses	32,635	119,071
Total adjustments	391,308	1,108,195
Net cash used in operating activities	(63,961)	(123,314)

Cash Flow From Investing Activities:
(Increase) decrease notes receivable	(14,411)	68,110
Increase in shareholder advances	-	(19,669)
Investment	-	(226,650)
Net cash used in investing activities	(14,411)	(178,209)

Cash Flow From Financing Activities:
Bank overdraft		(13,663)
Proceeds from notes - related parties	13,897	-
Proceeds from notes	-	525,775
Proceeds (payments) of lines of credit	(1,757)	(56,727)
Payments of notes payable		(152,963)
Stock issued for cash	62,600	-
Net cash provided by financing activities	74,740	302,422
Increase(decrease) in cash	(3,632)	899
Cash - Beginning of period	5,247	91
Cash - End of period	$1,615	$990

Supplemental Cash Flow Information:
Interest paid	$8,200	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Common shares issued for services	$-	$302,741

See accountants’ review report and accompanying notes to the financial statement

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

On June 22, 2005, the Company entered into a Stock Purchase Agreement with Jeantex, Inc., a California corporation. On June 29, 2005, the transaction contemplated in the Stock Purchase Agreement was completed and a Closing Memorandum was executed by all parties. The Company agreed to issue 20,000,000 shares of its Class A common stock to Jeantex, Inc.'s shareholder in exchange for 100% of the issued and outstanding equity interest of Jeantex, Inc. and issue 36,350,000 shares of its Class A common stock for consulting and reorganization expenses in connection with this transaction.  The shares of Jeantex common stock were restricted pursuant to Rule 144. On December 20, 2005, the Company entered into a Stock Purchase Agreement with Yves Castaldi Corporation (“Castaldi”), a California corporation. Pursuant to the terms of the Agreement, the Company has agreed to acquire 51% of the total issued and outstanding equity interests of Castaldi (10,408 shares of the common stock) in exchange for the payment of $650,000 in cash ($50,000 paid on December 29, 2005 and an executed promissory note for the remaining $600,000 of which $300,000 is to be used for working capital) and the issuance of 10,000,000 newly-issued shares of Jeantex Group, Inc. common stock. The 10,000,000 shares of Jeantex restricted common stock will be vested on a pro-rata basis, based on a minimum of $10,000,000 in revenues and between $2.5 and $3.0 million in net profit to be generated by Yves Castaldi Corporation in the next 12 months. The closing of this acquisition occurred December 30, 2005. In June 2006, this Stock Purchase Agreement was amended whereby the Company had agreed to reduce its stake in Castaldi from 51% to 20% of the total issue and outstanding number of shares of Castaldi.  Castaldi agreed to retain only 4,000,000 of the 10,000,000 shares originally issued to it pursuant to the Agreement and would also retain $226,650 paid to Castaldi by the Company as consideration for the Company's 20% stake in Castaldi.  The four million (4,000,000) shares of common stock  retained by Castaldi would be vested on a pro-rata basis based on Yves Castaldi Corporation's projected revenues of $10,000,000 and net profits of $2,000,000 in the next twenty-four months commencing July 1, 2006. In the event said target revenues and profitability were not reached within said twenty four months, the amount of vested shares would be adjusted accordingly on a pro-rata basis. The remaining 6,000,000 shares would be surrendered by Castaldi.

As a result of Yves Castaldi Corp.’s filing for Chapter 11 protection with the United States Bankruptcy Court of the Central District of California and naming the Company as a creditor during the fourth quarter of Fiscal Year 2006, the Company has written off its cash investments in Yves Castaldi Corp. and will reclaim all the 10,000,000 shares that were issued to Yves Castaldi Corp.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $17,225,269 at September 30, 2007. At September 30, 2007, the Company’s current liabilities exceeded its current assets by $504,032.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended September 30, 2007 towards management of liabilities and improving the operations. The Company will strive to continue its operations although there is no guarantee that it will be successful.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine  months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2007.

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

3. NOTE RECEIVABLE

At September 30, 2007, Note Receivable consisted of the following:

Note receivable from a company, unsecured, 8.5% interest per annum, matured July 2007.	$235,000
Interest receivable on the note	45,991
Total	$280,991

4. LINES OF CREDIT

At September 30, 2007, the Company has a demand bank line of credit totaling $200,000, under which the Company may borrow on an unsecured  basis at the bank’s prime rate. At September 30, 2007, the balance outstanding was $0 under this line of credit line.

5. NOTES PAYABLE

At September 30, 2007, notes payable consisted of the following:

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

                  $335,500

6. PAYABLES TO RELATED PARTIES

At September 30, 2007, notes payable to related parties consisted of the following

Note Payable to Providential Holdings, Inc. related by ownership,

unsecured, 8% interest, due on demand.

$ 140,072

Short-term loan by individual, related by common director, unsecured,

Interest free, due on demand

    11,725

Accounts payable to Providential Holdings, Inc.

    19,500

$ 171,297

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

As of September 30, 2007, the Company has 4,999,500,000 authorized, non-assessable shares of Common Stock with a par value of $0.001, of which 96,258,196 shares are issued and outstanding.

Class B Common Stock

As of September 30, 2007, the Company has 10,000 authorized shares of Class B Common Stock with a par value of $0.001.  9,958 shares of Class B Common Stock issued and outstanding are assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

During the period ended September 30, 2007, the Company received $62,600 from a subscription recorded in the prior year.

8.   RELATED PARTY TRANSACTIONS

Office Lease

During the period ended September 30, 2006, the Company sub-leased its administrative office from a related party by ownership for $1,500 per month on a month-to-month basis. Since the operation of Jeantex, Inc. was closed down, there was no lease during the period ended September 30, 2007.

Write-off of Receivable from a Shareholder

During the period ended September 30, 2007, the Company wrote off  the uncollectible receivable of $299,530 from  a shareholder of the Company and president of Jeantex, Inc., a wholly-owned subsidiary of the Company.

Item 2. Management's Discussion and Analysis

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues:

The Company had $0 revenues  for the quarter ended September 30, 2007 compared to $230,730  for the quarter ended September 30, 2006. Cost of goods sold for the quarter ended September 30, 2007 was $0 compared to $278,608 in the same period ended in 2006. Gross profit(loss) for the quarter ended September 30, 2007 was $0 compared to ($47,878) or (20.75%) in the same period ended in 2006.

Operating Expenses:

The Company incurred total operating expenses of $9,308 for the quarter ended September 30, 2007 as compared to $495,883 for the quarter ended September 30, 2006. The operating expenses primarily consists of $9,308 general and administration expenses for the quarter ended September 30, 2007, compared to $269,233 in general and administration expenses and investment write-off of $226,650 in the corresponding quarter ended in 2006.

Loss from operations:

The Company had losses from operations of $9,308 for the quarter ended September 30, 2007 as compared to a loss from operations of $543,761 for the quarter ended September 30, 2006. This decrease is mainly due to the investment write-off in the prior year and significant decrease in general and administration expenses.

Net loss:

The Company had a net loss of $16,341 from operations for the quarter ended September 30, 2007 as compared to a net loss of $520,220 in the same quarter in 2006.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarter ended September 30, 2007 was $0.000 as compared to that of $0.005 for the quarter ended September30, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues:

The Company had $0 revenues  for the nine months ended September 30, 2007 compared to $1,263,770  for the nine month ended September30, 2006. Cost of goods sold for the nine months ended September 30, 2007 was $0 compared to $696,628 in the same period ended in 2006. Gross profit for the nine months ended September 30, 2007 was $0 compared to $567,142 or 44.88% in the same period ended in 2006.

Operating Expenses:

The Company incurred total operating expenses of $432,176 for the nine months ended September 30, 2007 as compared to $1,814,765 for the same period ended in 2006. The operating expenses primarily consists of $351,326 bad debt expense resulted mainly from write off of receivable from a shareholder and $80,850 general and administration expenses for the nine months ended September 30, 2007, compared to $1,588,115 in general and administration expenses and $226,650 of investment write-off in the corresponding period ended in 2006. The decrease in general and administration expense is mainly due to the closure of operation.

Loss from operations:

The Company had losses from operations of $432,176 for the nine months ended September 30, 2007 as compared to a loss from operations of $1,247,623 for the period ended September 30, 2006. This $815,447 decrease in loss is mainly due to the decrease in general and administration expense from operation.

Net loss:

The Company had a net loss of $455,269 from operations for the nine months ended September 30, 2007 as compared to a net loss of $1,231,509 in the same period in 2006.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the nine months ended September 30, 2007 was $0.005 as compared to that of $0.013 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

At September30, 2007, the Company's had $1,615 in cash. The Company used $63,961 for operating activities during the nine-month period ended September 30, 2007 compared to $123,314 for the nine months period ended September 30, 2006.

The Company spent $14,411 for investing activities during the nine-month period ended September 30, 2007 compared to $178,209 for the nine-month  period ended September 30, 2006.

During the nine-month period ended September 30, 2007, the Company obtained $74,740 from financing activities, mainly from issuance of stock  compared to $302,422  which was mainly proceeds from notes for the nine-month period ended September 30, 2006.

The Company has incurred an accumulated deficit as of September 30, 2007 of $17,225,269.

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

JEANTEX GROUP, INC.

(Registrant)

Date:, November 14,  2007

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

November 14, 2007

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

Date: November 14, 2007

 /s/ Henry Fahman

Interim CEO/Financial Officer