Form 10KSB
period 2007-12-31
Jeantex Group, Inc.
filed 2008-04-09
CIK 106311

10KSB 1 jntx06k.htm

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

      (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                        EXCHANGE ACT OF 1934 (no fee required)

 For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [  ]

As of December 31, 2007, there were 96,258,196 shares of the issuer's Common Stock, formerly known and interchangeably referred to as Class A Common Stock in this report, (including 10,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B Common Stock issued and outstanding.

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

On March 29, 2005 Company cancelled the merger agreement with Lexor International, Inc. Cancellation of the agreement results in cancellation of 10,867,000 shares of its Class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long. These shares were not returned to the Company as of this report date.

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

ITEM 8A.CONTROLS AND PROCEDURES

ITEM 8B.  OTHER MATTERS

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

PART I

Item 1. DESCRIPTION OF BUSINESS

General

Jeantex Group, Inc. (the "Company"), formerly Western Silver-Lead Corporation, is a Florida corporation originally incorporated under the law of the State of Idaho on August 23, 1947. On November 1, 2001, the Company entered into an Asset Purchase Agreement to transfer all of its interest in its properties to WSL, LLC, an entity controlled by its former president and director, Harry F. Magnuson, who is the father of H. James Magnuson, president and director of the Company at that time. On August 16, 2002,  the Company’s shareholders ratified this agreement.

On September 24, 2003,  the parent Western Silver-Lead Corporation, an Idaho corporation, merged into the wholly-owned subsidiary,  Western Silver-Lead Corporation, a Florida corporation whereby each shareholder of the Idaho corporation’s Class A and Class B common stock, par value $0.001, received one share of common stock Class A and Class B, par value $0.001, of the Florida corporation, respectively. The merger was between the parent and the subsidiary corporation and the subsidiary became  a surviving corporation.

On September 29, 2003,  the Company entered into a Merger Agreement with Lexor International, Inc, ("Lexor") a Maryland corporation. On October 1, 2003, the Company changed its name to Lexor Holdings, Inc.

On March 31, 2005, the Company entered into a rescission agreement with Lexor International, Inc. to terminate the Merger Agreement.  The Rescission Agreement calls for the rescission of the Merger Agreement in entirety and a return of 100% of the issued and outstanding equity interests of Lexor International and surrender of 10,867,000 shares of the Company’s Common A stock.  Each party to the Rescission Agreement will be entitled to a return of any assets which it held prior to the closing of the Merger Agreement and will be responsible for any liabilities accrued on its behalf. In addition, the Company would sign a promissory note to pay $250,000 to settle this agreement. The Company did not receive 10,867,000 shares back and the value of these shares was offset against the promissory note of $250,000.

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

       Our performance is substantially dependent upon the expertise of our key management personnel and our ability to continue to hire and retain these personnel. The loss of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

      We do not maintain "key person" life insurance on any of our directors or senior executive officers.

We do not expect to declare or pay any dividends.

 We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Item 2. Description of Properties

The Company has its administrative office at 17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647.

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

Fiscal Year 2006	High	Low
First Quarter Ending March 31,	$1.03	$0.31
Second Quarter Ending June 30,	$0.42	$0.16
Third Quarter Ending September 30,	$0.22	$0.11
Period Ending December 31,	$0.16	$0.04

Fiscal Year 2007
First Quarter Ending March 31,	$0.10	$0.04
Second Quarter Ending June 30,	$0.04	$0.01
Third Quarter Ending September 30,	$0.06	$0.02
Period Ending December 31,	$0.02	$0.02

Dividends to Shareholders:

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007AND DECEMBER 31, 2006

There was no revenue generating activity during the year ended December 31, 2007. During the year ended December 31, 2006, the Company’s business was limited to Jeantex Group, Inc. and its subsidiary.

Revenues:

The Company had no revenues during the year ended December 31, 2007.  The Company had $1,288,490 revenues for the year ended December 31, 2006, which took into account the operation of Jeantex, Inc. Cost of goods sold for the year ended December 31, 2006 was $578,001, compared to $0  in the year ended December 31, 2007.  Gross profit for the year ended December 31, 2006 was $710,489 or 55.14%.

Operating Expenses:

The Company incurred total operating expenses of $442,129 for the year ended December 31, 2007 as compared to $7,499,283 for the year ended December 31, 2006. The decrease in operating expenses was primarily due to the decrease in goodwill write-off and impairment loss expenses incurred in the year 2006.

Loss from operations:

The Company had loss from operations of $442,129 for the year ended December 31, 2007 as compared to $6,788,794 for the year ended December 31, 2006. This was mainly due to the Goodwill expense written off in the amount of $3,750,000 and Impairment of Investment $1,800,000 recorded in the year ended December 31, 2006 and decrease in general and administrative expenses from 1,949,283 in 2006 to $90,803 for the year ended December 31, 2007.

Net loss:

The Company had a net loss of $473,111for the year ended December 31, 2007 as compared to a net loss of $6,777,652 for the year ended December 31, 2006.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended December 31, 2007 was ($0.00) as compared to that of ($0.07) for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We must continue to raise capital to fulfill our plan of acquiring other companies and assisting in the development of those internally.

We had cash and cash equivalents of $1,950 and $5,247  as of December 31, 2007 and December 31, 2006, respectively.

Our operating activities used $64,121 cash in the year ended December 31, 2007 compared to $168,532 used cash in the year ended December 31, 2006. The use of cash in 2007 was payments of accounts payable and some interest expenses.

Cash used in investing activities was $19,403 for the years ended December 31, 2007 compared to 61,203 provided by notes receivable for the years ended December 31, 2006.

Cash provided by financing activities was $80,227 and $112,485 for the years ended December 31, 2007 and 2006, respectively.  This was primarily from proceeds from stock subscriptions and net borrowings on notes payable.

Item 7. Financial Statements

Index to Consolidated Financial Statements

Independent Auditors' Report 2007

Balance Sheet, December 31, 2007

Statements of Operations for the years ended December 31, 2007 and 2006

Changes in Stockholders' Equity for the years ended December 31, 2007 and 2006

Statements of Cash Flows for the years ended December 31, 2007 and 2006

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Jeantex Group, Inc.

We have audited the accompanying consolidated balance sheet of Jeantex Group, Inc. (formerly Lexor Holdings, Inc.), a Florida Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jeantex Group, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Jaspers + Hall, PC

Denver, Colorado

March 31, 2008

JEANTEX GROUP, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007 AND 2006
	2007	2006
ASSETS:

Current Assets:
Cash	$1,950	$5,247
Note receivable	285,985	-
Note receivable-shareholders	-	330,102
Deposits and prepaid expenses	-	46,816
Total Current Assets	287,935	382,165

Other Assets:
Other receivables	-	317,806
TOTAL ASSETS	$287,935	$699,971

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable	$169,668	$234,821
Accrued expenses	128,344	83,613
Notes payable	335,500	335,500
Payables to related parties	176,297	157,400
Total Current Liabilities	809,809	811,334

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 96,258,196 issued and outstanding	96,258	96,258
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Additional paid in capital	16,697,689	16,697,689
Class A common shares to be issued		48,430
Subscription receivable	(72,720)	(183,750)
Accumulated deficit	(17,243,111)	(16,770,000)
Total Stockholders' Deficit	(521,874)	(111,363)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$287,935	$699,971

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

NET SALES	$-	$1,288,490

COST OF GOODS SOLD	-	578,001

GROSS PROFIT	-	710,489

OPERATING EXPENSES:
General and administration	90,803	1,949,283
Goodwill write-off	-	3,750,000
Impairment loss	-	1,800,000
Bad debts	351,326	-
Total Operating Expenses	442,129	7,499,283

Loss from Operations	(442,129)	(6,788,794)

OTHER INCOME (EXPENSES)
Interest expense	(50,957)	(56,789)
Interest income	19,975	23,026
Other income	-	44,905
Total other income (expense)	(30,982)	11,142

NET LOSS	$(473,111)	$(6,777,652)

Weighted average number of shares outstanding	96,258,196	95,389,088

Basic and dluted net loss per share	$(0.00)	$(0.07)

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Class A
	Class A		Common Stock	Class B		Additional			Stockholders'
	Common Stock		Shares to be	Common Stock		Paid-In	Subscription	Accumulated	Deficit
	Shares	Amount	issued	Shares	Amount	Capital	Receivable	(Deficit)	Totals

Balance, December 31, 2005	82,228,764	$ 82,229	$2,611,280	9,958	$ 10	$13,624,556	$ (183,750)	$ (9,992,349)	6,141,976

Shares issued for acquisition	10,000,000	10,000	(1,800,000)	-	-	1,790,000	-	-	-
Shares issued for cash	2,117,193	2,117	(492,850)	-	-	498,983	-	-	8,250
Shares issued for services	1,912,239	1,912	(270,000)	-	-	784,150	-	-	516,062
Net loss	-	-	-	-	-	-	-	(6,777,651)	(6,777,651)

Balance, December 31, 2006	96,258,196	96,258	48,430	9,958	10	16,697,689	(183,750)	(16,770,000)	(111,363)

Subscription cancelled	-	-	(48,430)	-	-	-	48,430	-	-
Payment received for prior subscription	-	-	-	-	-	-	62,600	-	62,600
Net loss	-	-	-	-	-	-	-	(473,111)	(473,111)

Balance, December 31, 2007	96,258,196	$ 96,258	-	9,958	$ 10	$ 16,697,689	$ (72,720)	$ (17,243,111)	$ (521,874)

							-

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities:
Net loss	$(473,111)	$(6,777,652)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	-	95
Issuance of stock for services	-	516,064
Bad debts	351,326	-
Impairment loss	-	1,800,000
Goodwill write-off	-	3,750,000
Changes in assets and liabilities:
Decrease in inventory	-	184,785
Increase in other receivable	-	(16,156)
Decrease in deposits and prepaid expenses	46,816	198,060
Increase (decrease) in accounts payable	(33,883)	114,751
Decrease in payroll tax liabilities	-	(10,792)
Increase in accrued expenses	44,731	72,313
Total adjustments	408,990	6,609,120
Net cash used in operating activities	(64,121)	(168,532)

Cash Flow From Investing Activities:
(Increase) decrease notes receivable	(19,403)	61,203
Net cash provided by (used in) investing activities	(19,403)	61,203

Cash Flow From Financing Activities:
Bank overdraft	-	(66,250)
Proceeds(payments) of notes - related parties	18,897	(292,600)
Proceeds from notes	-	485,500
Proceeds (payments) of lines of credit	(1,270)	(22,415)
Payment received from prior subscription	62,600	-
Stock issued for cash	-	8,250
Net cash provided by financing activities	80,227	112,485
Increase(decrease) in cash	(3,297)	5,156
Cash - Beginning of period	5,247	91
Cash - End of period	$1,950	$5,247

Supplemental Cash Flow Information:
Interest paid	$8,200	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Common shares issued for services	$-	$516,064

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Jeantex Group, Inc., formerly Lexor Holdings, Inc., (the "Company") is a Florida corporation, originally incorporated as an Idaho corporation on August 23, 1947 as Western Silver Lead Corporation. Western Silver Lead Corporation (“WSL”) was organized to explore for, acquire and develop mineral properties in the state of Idaho and the western United States. During the past several years WSL's activities have been confined to annual assessment and maintenance work on its Idaho mineral properties and other general and administrative functions. As of September 30, 2000, no proven or probable reserves had been established at any of WSL's mineral properties. On November 1, 2001, WSL entered into an Asset Purchase Agreement to transfer all of its interest in its properties to WSL, LLC, an entity controlled by its former president and director, who is the father of the president and director of WSL at that time. On August 16, 2002, WSL’s shareholders ratified this agreement. On September 24, 2003 the parent Western Silver-Lead Corporation, an Idaho corporation, merged into the wholly-owned subsidiary Western Silver-Lead Corporation, a Florida corporation, whereby each shareholder of the Idaho corporation’s Class A and Class B common stock, par value $0.001, received one share of common stock and Class B common stock, respectively,  par value $0.001, of the Florida corporation. The merger was between the parent and the subsidiary corporation and the subsidiary became a surviving corporation.

On September 29, 2003 the Company entered into an Agreement of Merger with Lexor International, Inc, ("Lexor") a Maryland corporation. Pursuant to the Merger Agreement, the Company issued 10,867,000 shares of its Class A common stock to Lexor's shareholders in exchange for all issued and outstanding shares of the Lexor's common stock. On October 1, 2003, the Company changed its name to Lexor Holdings, Inc. On October 3, 2003 the board of directors of the Company resigned and Christopher Long was appointed as the new president of the Company.

On March 31, 2005 Company entered into a Rescission Agreement with Lexor International, Inc., which terminated the merger agreement. Terms of the Rescission Agreement called for the cancellation of 10,867,000 shares of its Class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long, the return of all its pre-merger assets, assumption of any and all liabilities associated with to the pedicure spa business by Lexor International, Inc.  (Note 9). The spa business was considered to be discontinued operations of Jeantex Group, Inc.

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

Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company's current liabilities exceed current assets by $521,874.  The Company has accumulated deficits of $17,243,111 at December 31, 2007. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2007 towards management of liabilities and improving the operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At December 31, 2007, the Company had cash balance of  $1,950  and there were no cash equivalents..

Property & Equipment

At December 31, 2007, capital assets, which have been stated at cost are fully depreciated. Depreciation of equipment was calculated using the straight-line method over the estimated useful lives (5-7 years) of the assets. The Company recorded depreciation expenses for the years ended December 31, 2007 and 2006 of $0 and $95, respectively.

Revenue Recognition

Revenue Recognition Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company did not have any revenue during the year ended December 31, 2007.

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

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive. The Company’s weighted common shares outstanding for basic and dilutive were the same since the Company does not have any dilutive convertible shares or stock options and the effect of such common stock equivalents will be anti-dilutive.

Reclassifications

For comparative purposes, prior period’s consolidated financial statements have been reclassified to conform with report classifications of the current period.

Recent accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  SFAS No. 155 does not have a material effect on the consolidated financial position or results of operations of the Company.

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and providing for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effective beginning the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on the financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The Company is currently evaluating the impact of adopting FIN 48; however, does not expect the adoption of this provision to have a material effect on the consolidated financial position, results of operations or cash flows.

 In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. The Company is currently evaluating the impact of adopting this FSP; however, the Company does not expect the adoption of this provision to have a material effect on the consolidated financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements; however, the Company does not expect the adoption of this provision to have a material effect on the consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement is effective as of the end of the fiscal year ending after December 15, 2006. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

3. NOTES RECEIVABLE

At December 31, 2007, Notes Receivable consisted of the following:

Note receivable from a company, unsecured, 8.5% interest per annum, matured July 2007	$ 235,000
Interest receivable on the note	50,985
Total	$ 285,985

4. ACCRUED EXPENSES

At December 31, 2007, accrued expenses consisted of $128,344 of accrued interest on notes payable.

5. NOTES PAYABLE

At December 31, 2007, notes payable consisted of the following:

Note Payable to ex-president of the Company, unsecured, 8% interest matured September 2006	$ 250,000
Note Payable due to individual, unsecured, 8% interest due on demand	50,000
Note Payable due to individual, unsecured, 8% interest due on demand	25,000
Note Payable due to individual, unsecured, 8% interest due on demand	10,500
$ 335,500

6.  NOTES PAYABLE RELATED PARTIES

At December 31, 2007, notes payable to related parties consisted of the following:

Note Payable to Providential Holdings, Inc. related by ownership, unsecured, 7% interest, due on demand	$ 145,072
Short-term loan by individual, related by common director, unsecured, interest free, due on demand	11,725
Accounts payable to Providential Holdings, Inc.	19,500
$ 176,297

7.    INCOME TAXES

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

The Company currently has net operating loss carryforwards aggregating approximately $3,718,000, which expire through 2027. The deferred tax asset of approximately $1,450,000 related to the carryforwards has been fully reserved.

The following is a reconciliation of the provision for income taxes at the U.S. federal  income  tax rate to the  income  taxes  reflected  in the  consolidated statements of operations:

           2007                  2006

Tax expense (credit) at statutory rate-federal               34%                34%

State tax expense net of federal tax                                 6                     6

Changes in valuation allowance                                   (40)                 (40)

Tax expense at actual rate                                                       -                          -

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2007 and 2006:

    2007

             2006

  Deferred tax assets

                         $   1,450,000

          $   1,261,000

  Valuation allowance for deferred tax assets         (1,450,000)

             (1,261,000)

  Net deferred tax assets                                    $                -

                   $                 -

8.    STOCKHOLDERS' EQUITY

Pursuant to the amendment of the Articles of Incorporation of the Company as filed with the Secretary of State, Florida, on October 1, 2003, the authorized common stock has been divided into two classes known as Common Stock (previously known as Class A Common Stock) and Class B assessable common stock.

Common Stock

At December 31, 2006, the Company has authorized for issue, 4,999,500,000 shares of Common Stock with a par value of $0.001. Common Stock issued and outstanding of 96,258,196 shares is fully paid and non-assessable. 10,867,000 common shares of Class A Common Stock are to be cancelled per the Rescission Agreement dated March 31, 2005 with Lexor International, Inc. 10,000,000 common shares of Class A Common Stock are to be cancelled per the Agreement with Yves Castaldi Corp. dated June 2006.

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

Stock Transactions:

During the year ended December 31, 2007, the Company cancelled a stock subscription of $48,430 which was recorded as shares to be issued in the prior year.

On January 17, 2007, the Company received $62,600 from the subscription receivable recorded in the prior year.

On January 4, 2006, the Company issued 331,177 restricted shares of its $0.001 par value common stock for stock purchase agreements from accredited investors valued at $112,600. On January 4, 2006, the Company issued 666,667 restricted shares of its $0.001 par value common stock to Providential Capital, Inc., a Nevada corporation, for consulting services valued at $300,000.

On January 4, 2006, the Company issued 10,000,000 restricted shares of its $0.001 par value common stock to Yves Castaldi Corporation for the purchase of 51% of stock of Yves Castaldi Corporation pursuant to the Stock Purchase Agreement dated December 20, 2005. These 10,000,000 shares are to be cancelled

On January 4, 2006, the Company issued 850,000 restricted shares of its common stock for stock purchase agreement from an accredited investor valued at $140,250.

On January 5, 2006, the Company issued 50,000 restricted shares of its common stock valued at $8,250 to an accredited investor

On January 26, 2006, the Company issued 586,016 restricted shares of its common stock valued at $253,500 to various accredited investors

On January 26, 2006, the Company issued 17,000 restricted shares of its common stock to individuals for consulting agreement valued at $6,092.

On January 30, 2006, the Company issued 200,000 restricted shares of its common stock to a non-affiliated company for consulting agreement valued at $138,000 for a period of one year.

On February 7, 2006, the Company issued 414,286 restricted shares of its common stock to Cornell Capital Partners, LP for commitment fee in connection with $10,000,000 Standby Equity Distribution Agreement valued at $182,285.

On February 7, 2006, the Company issued 14,286 restricted shares of its common stock to Newbridge Securities Corp for placement agent fee in connection with $10,000,000 Standby Equity Distribution Agreement by Cornell Capital Partners, LP valued at $6,285.

On March 29, 2006, the Company issued 300,000 restricted shares of its common stock  valued at $49,500  to an accredited investor.

On March 30, 2006, the Company issued 280,000 restricted shares of its common stock for consulting service valued at $117,600.

In September 13, 2006, the Company issued 20,000 restricted shares of its common stock for consulting services valued at $2,800.

On November 6, 2006 the Company issued 300,000 restricted shares of its common stock for consulting services valued at $33,000.

9.  SIGNIFICANT AGREEMENTS

Standby Equity Distribution Agreement with Cornell Capital Partners, L.P.:

On February 1, 2006, the Company entered into a Standby Equity Distribution Agreement(“SEDA”) with Cornell Capital Partners, L.P.

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

In connection with the SEDA, the Company has issued to Cornell 414,286 shares of common stock and paid a due diligence fee of $5,000.  The Company also paid Yorkville Advisors, LLC, the investment manager for Cornell, a structuring fee of $15,000, and on each sale under the SEDA the Company will pay an additional structuring fee of $500.00.The Company engaged Newbridge Securities Corporation, an NASD registered broker-dealer, to advise it in connection with the Standby Equity Distribution Agreement. For its services, the Comapny paid $10,000 to Newbridge Securities Corporation.

The Company has agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable pursuant to the Standby Equity Distribution Agreement, the shares of common stock issuable pursuant to the two sets of warrants and the commitment shares of common stock issued to Cornell Capital Partners. The Company cannot sell shares of common stock to Cornell Capital Partners, LP under the Standby Equity Distribution Agreement until such registration statement is declared effective by the Securities and Exchange Commission.

Termination of Stock Purchase Agreement

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

10.  PENDING LEGAL PROCEEDINGS

Christopher Long vs. Jeantex Group, Inc. et al., Case Number 07CC02012

On January 22, 2007, Christopher Long, former President and CEO of the Company, filed a claim with the Superior Court of California, County of Orange, Central Justice Center, against the Company and Henry Fahman, Interim President of the Company, for a total of $250,000 and accrued interest at 8% per annum in connection with the promissory note dated March 31, 2005 which was made to Christopher Long as a part of the Rescission Agreement between the Company and Lexor International, Inc. These amounts have been recorded in the books of the Company., However, due to the fact that Christopher Long and his spouse failed to surrender the 10,867,000 shares of the Company’s common stock to the Company as a condition of the referenced Rescission Agreement and because of the legal costs incurred by the Company as a result the legal proceedings against Lexor International, Inc. for personal injuries allegedly sustained by patrons of certain nail salons that purchased foot spas designed and manufactured by Lexor International, Inc. and Christopher Long, the Company intends to defend these claims.

Item  8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer/Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, he has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective.  We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 8A(T).   Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material affect on our financial statements.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Matters

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

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers:

None

Item 10. Executive Compensation

The following table sets forth compensation paid by the Company to the executive officers.

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts
Henry Fahman	2007 2006 2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

The following table sets forth information, as of December 31, 2007, with respect to the number of shares beneficially owned by individual and directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

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

(1) Based upon 96,258,196 shares of  Non-assessable Common Stock and 9,958 shares of Class B Assessable Common Stock issued as of December 31, 2007.

Item 12. Certain Relationships and Related Transactions

 Providential Holdings, Inc.: As of December 31, 2007, the Company owes $145,072 to Providential Holdings, Inc., a shareholder of the Company. This loan is unsecured, carries 8.5% interest per annum, and due on demand. The Company also has a balance of $19,500 in accounts payable to Providential Holdings, Inc.

Henry Fahman: The Company owes $11,725 to the interim CEO/president of the Company as of December 31, 2007.

Item 13.  Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit No.                       Description  __________________

3(i)1                    Articles of Incorporation, as amended, filed as Exhibit 3(a) to the Company's Form 10 K for the year ended September 30, 1983.

3(i)2                    Articles of Amendment to the Articles of Incorporation, filed as Exhibit B to the Company's Definitive Proxy Statement on

                           Schedule 14A, filed on May 22, 2002.

3(i) 3                  Articles of Amendment to the Articles of Incorporation of   Western Silver-Lead Corporation dated September 29, 2003, filed May 3, 2006  as Exhibit 3(i)3 to the Company's Form 10KSB for the year ended December 31, 2005.3(i) 4 Articles of Amendment to the Articles of Incorporation of Lexor Holdings dated June 29, 2005, filed May 3, 2006 as Exhibit 3(i)4 to the Company's Form 10KSB for the year ended December 31, 2005.

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

(B) Forms 8-K filed.

 1. Stock Purchase Agreement with Yves Castaldi Corporation, filed on January 6, 2006.

2. Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., filed on February 6, 2006.

3. Amendment to Stock Purchase Agreement with Yves Castaldi Corporation, filed June 6, 2006.

Item 14.    Principal Accounting Fees and Services.

Audit Fees.

The Company recorded $14,000 and $31,000 in audit and review fees to Jaspers + Hall for the year ended December 31, 2007 and 2006, respectively. Additional $7,000 was paid to Kabani & Co. for the review of restatement during the year ended December 31, 2006.

All Other Fees.

The Company did not incur or pay any non-audit fees for the year 2007 or 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEANTEX GROUP, INC.

Date: April 9, 2008

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

Date: April 9, 2008

 /s/ Henry Fahman

Henry Fahman

Interim Chief Executive/Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

    In connection with the Annual Report of Jeantex Group, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2007 accompanying this certification and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, Interim Chief Executive/Financial Officer of the Company, certify, to the best of my knowledge, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss. 1350, that:

    1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 9, 2008

/s/ Henry Fahman

Henry Fahman

Interim Chief Executive/Financial Officer