Form 10-Q
period 2008-03-31
Jeantex Group, Inc.
filed 2008-05-15
CIK 106311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no. 0-26307

Jeantex Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	82-0190257
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647

(Address of principal executive offices, including zip code)

714-843-5455
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑

As of March 31, 2008, the Registrant had 96,258,196  Non-Assessable shares of Common Stock, previously referred to as Class A common stock, and 9,958 Class B Assessable shares of common stock issued and outstanding. Company would cancel 10,870,000 shares of class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long and 6,000,000 common shares issued to Yves Castaldi Corp.

JEANTEX GROUP, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets as of March 31, 2008 and December 31, 2007

Statements of Operations for the Three Months Ended March 31, 2008 and 2007

Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Control and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

2

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Jeantex Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Jeantex Group, Inc. as of March  31, 2008 and the related consolidated statements of operations for the three months ended March  31, 2008 and 2007 and cash flows for the three-months ended March  31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.

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

Jaspers + Hall, PC

April 30, 2008

JEANTEX GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2008	2007

ASSETS:

Current Assets:
Cash	$1,568	$1,950
Note receivable	290,978	285,985
Total Current Assets	292,546	287,935

TOTAL ASSETS	$292,546	$287,935

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable	$159,852	$169,668
Accrued expenses	137,166	128,344
Notes payable	335,500	335,500
Payables to related parties	197,597	176,297
Total Current Liabilities	830,115	809,809

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 96,258,196 issued and outstanding	96,258	96,258
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Additional paid in capital	16,697,689	16,697,689
Subscription receivable	(72,720)	(72,720)
Accumulated deficit	(17,258,806)	(17,243,111)
Total Stockholders' Deficit	(537,569)	(521,874)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$292,546	$287,935

See accountant's review report.

JEANTEX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

NET SALES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administration	8,592	57,583
Bad Debts	-	51,796
Total Operating Expenses	8,592	109,379

Loss from Operations	(8,592)	(109,379)

OTHER INCOME (EXPENSES)
Interest expense	(12,097)	(16,945)
Interest income	4,994	4,994
Total other income (expense)	(7,103)	(11,951)

NET LOSS	$(15,695)	$(121,330)

Weighted average number of shares outstanding	96,258,196	96,258,196

Basic and diluted net loss per share	$(0.00)	$(0.00)

See accountant's review report.

JEANTEX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
Cash Flows From Operating Activities:
Net loss	$(15,695)	$(121,330)
Adjustments to reconcile net loss to net cash used
in operating activities:
Bad debts	-	51,796
Changes in assets and liabilities:
Decrease in deposits and prepaid expenses	-	46,000
Decrease in accounts payable	(9,816)	(30,518)
Increase in accrued expenses	8,822	9,503
Total adjustments	(994)	76,781
Net cash used in operating activities	(16,689)	(44,549)
Cash Flow From Investing Activities:
(Increase) decrease notes receivable	(4,994)	(4,422)
Net cash provided by (used in) investing activities	(4,994)	(4,422)
Cash Flow From Financing Activities:
Bank overdraft	-	(66)
Proceeds(payments) of notes - related parties	21,300	(17,750)
Payments of lines of credit	-	(451)
Stock issued for cash	-	62,600
Net cash provided by financing activities	21,300	44,333
Increase(decrease) in cash	(382)	(4,638)
Cash - Beginning of period	1,950	5,247
Cash - End of period	$1,568	$609

Supplemental Cash Flow Information:
Interest paid	$3,000	$-
Taxes paid	$-	$-

See accountant's review report.

                                                                                                      Jeantex Group, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2008 and 2007

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

On March 31, 2005, the Company entered into a rescission agreement with Lexor International, Inc. to terminate the agreement of Merger.  The Rescission Agreement calls for the total rescission of the Merger Agreement and a return of 100% of the issued and outstanding equity interests of Lexor to the previous owner  and surrender of 10,867,000 shares of the Company’s Common A stock.  Each party to the Rescission Agreement will be entitled to a return of any assets which it held prior to the closing of the Merger Agreement and will be responsible for any liabilities accrued on its behalf. In addition, the Company would sign a promissory note to pay $250,000 to settle this agreement.

On June 22, 2005, the Company entered into a Stock Purchase Agreement with Jeantex, Inc., a California corporation. On June 29, 2005, the transaction contemplated in the Stock Purchase Agreement was completed and a Closing Memorandum was executed by all parties. The Company agreed to issue 20,000,000 shares of its Class A common stock to Jeantex, Inc.'s shareholder in exchange for 100% of the issued and outstanding equity interest of Jeantex, Inc. and issued 36,350,000 shares of its Class A common stock for consulting and reorganization expenses in connection with this transaction.  The shares of Jeantex common stock were restricted pursuant to Rule 144. On December 20, 2005, the Company entered into a Stock Purchase Agreement with Yves Castaldi Corporation (“Castaldi”), a California corporation. Pursuant to the terms of the Agreement, the Company has agreed to acquire 51% of the total issued and outstanding equity interests of Castaldi (10,408 shares of the common stock) in exchange for the payment of $650,000 in cash ($50,000 paid on December 29, 2005 and an executed promissory note for the remaining $600,000 of which $300,000 is to be used for working capital) and the issuance of 10,000,000 newly-issued shares of Jeantex Group, Inc.’s  common stock. The 10,000,000 shares of Jeantex restricted common stock will be vested on a pro-rata basis, based on a minimum of $10,000,000 in revenues and between $2.5 and $3.0 million in net profit to be generated by Yves Castaldi Corporation in the next 12 months. The closing of this acquisition occurred December 30, 2005. In June 2006, this Stock Purchase Agreement was amended whereby the Company had agreed to reduce its stake in Castaldi from 51% to 20% of the total issue and outstanding number of shares of Castaldi.  Castaldi agreed to retain only 4,000,000 of the 10,000,000 shares originally issued to it pursuant to the Agreement and would also retain $226,650 paid to Castaldi by the Company as consideration for the Company's 20% stake in Castaldi.  The four million (4,000,000) shares of common stock  retained by Castaldi would be vested on a pro-rata basis based on Yves Castaldi Corporation's projected revenues of $10,000,000 and net profits of $2,000,000 in the next twenty-four months commencing July 1, 2006. In the event said target revenues and profitability were not reached within said twenty-

four months, the amount of vested shares would be adjusted accordingly on a pro-rata basis. The remaining 6,000,000 shares would be surrendered by Castaldi.

As a result of Yves Castaldi Corp.’s filing for Chapter 11 protection with the United States Bankruptcy Court of the Central District of California and naming the Company as a creditor during the fourth quarter of Fiscal Year 2006, the Company has written off its cash investments in Yves Castaldi Corp. and will reclaim all the 10,000,000 shares that were issued to Yves Castaldi Corp.

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $17,258,806 at March 31, 2008. At March 31, 2008, the Company’s current liabilities exceeded its current assets by $537,569.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended March 31, 2008  towards management of liabilities and improving the operations. The Company will strive to continue its operations although there is no guarantee that it will be successful.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-KSB for the year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Revenue Recognition

Revenue Recognition Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company did not generate any revenue in the quarter ended March 31, 2008 or 2007.

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

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS No. 141(R) revises SFAS No. 141, "Business Combinations" to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects by recognizing and measuring the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; and determining the information to be disclosed. The provisions of this Statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements". SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The provisions of this Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

3. NOTE RECEIVABLE

At March 31, 2008, Note Receivable consisted of the following:

Note receivable  from a company, unsecured,

8.5% interest per annum, matured July 2007.

$235,000

Interest receivable on  the note                                          55,978

Total                                                                             $290,978

4. NOTES PAYABLE

At March 31, 2008, notes payable consisted of the following:

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

                 $ 335,500

5. PAYABLES TO RELATED PARTIES

At March 31, 2008, notes payable to related parties consisted of the following:

Note Payable to Providential Holdings, Inc. related by ownership,

     unsecured, 8% interest, due on demand.

            $ 166,372

Short-term loan from officer, unsecured, interest free,

     due on demand

                 11,725

Accounts payable to Providential Holdings, Inc.

     19,500

$  197,597

6.    STOCKHOLDERS' EQUITY

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

As of March 31, 2008, the Company has 4,999,500,000 authorized, non-assessable shares of Common Stock with a par value of $0.001, of which 96,258,196 shares are issued and outstanding.

Class B Common Stock

As of March 31, 2008, the Company has 10,000 authorized shares of Class B Common Stock with a par value of $0.001.  9,958 shares of Class B Common Stock issued and outstanding are assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

7.   RELATED PARTY TRANSACTIONS

Office Lease

The Company shares its administrative office with a related party by ownership without rent payment.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues:

The Company had no revenue for the quarters ended March 31, 2008 or 2007.

Operating Expenses:

The Company incurred total operating expenses of $8,592 for the quarter ended March 31, 2008 as compared to $109,379 for the quarter ended March 31, 2007. The operating expenses primarily consists of $8,592 general and administration expenses for the quarter ended March 31, 2008, compared to

$57,583 in general and administration expenses and bad debts of $51,796 in the corresponding quarter ended in 2007.

Loss from operations:

The Company had losses from operations of $8,592 for the quarter ended March 31, 2008 as compared to a loss from operations of $109,379 for the quarter ended March 31, 2007. This decrease is mainly due to the bad debts write-off in the amount of $51,796 and investor relations expense of $46,000 in the prior year.

Net loss:

The Company had a net loss of $15,695 from operations for the quarter ended March 31, 2008 as compared to a net loss of $121,330 in the same quarter in 2007.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarters ended March 31, 2008 and 2007 was $0.00 for both periods.

Liquidity and Capital Resources

At March 31, 2008, the Company's had $1,568 in cash. The Company used $16,689  for operating activities during the three-month period ended March 31, 2008 compared to $44,549 for the three months period ended March 31, 2007.

The Company recorded $4,993 interest receivable on note for investing activities during the three-month period ended March 31, 2008 and 2007.

During the three-month period ended March 31, 2008, the Company obtained $21,300 in financing activities, mainly from proceeds on notes from related party  compared to $44,333  which was mainly proceeds from issuance of stock for the three-month period ended March 31, 2007.

The Company has incurred an accumulated deficit as of March 31, 2008 of $17,258,806.

The future of the Company is dependent on its ability to generate cash from future acquisition of a business. There can be no assurance that the Company will be able to implement its current plan.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4.  Controls and Procedures

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

Item 1A Risk Factors

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

We incurred losses for fiscal years 2007, 2006 and 2005.

We incurred losses of $473,111, $6,777,652 and $6,476,914 in the fiscal years ended December 31, 2007, 2006, and 2005 respectively. Our continuing loss is resulted from discontinued operation and reorganization expenses. If we are unable to achieve a merger with other company, our business and stock price may be adversely affected.

We had negative working capital at March 31, 2008 and in the prior fiscal year

At March 31, 2008 and December 31, 2007, we had negative working capital of $537,569  and $521,874, respectively. We have had difficulty meeting operating expenses, including interest payments on debt and vendor obligations. We have at times borrowed from related parties to meet our obligations.

We are in the process of restructuring, which makes it difficult to evaluate whether we will operate profitably in the future.

 We are in the early stages of the restructuring of our company and do not have a meaningful historical record of sales and revenues nor an established business track record. Unanticipated problems, expenses and delays are frequently encountered.

 The future of our company will depend upon our ability to continue to obtain additional capital, sufficient financing and to succeed in our future operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

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

JEANTEX GROUP, INC.

(Registrant)

Date:, May 13,  2008

By: /s/ Henry D. Fahman

Henry D. Fahman, Director and Interim Chief Executive/Financial Officer

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)

(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Henry Fahman, certify that:

(1) I have reviewed this quarterly report on Form 10Q of Jeantex Group, Inc. and its subsidiaries;

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

May 13, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Sections 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the amended Quarterly Report of Jeantex Group, Inc. on Form 10-Q for the period ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Henry Fahman, Interim CEO/Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 13, 2008

 /s/ Henry Fahman

Interim CEO/Financial Officer