Form 10-Q
period 2008-06-30
Jeantex Group, Inc.
filed 2008-08-12
CIK 106311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2008

or

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

As of June 30, 2008, the Registrant had 96,258,196  Non-Assessable shares of Common Stock, previously referred to as Class A common stock, and 9,958 Class B Assessable shares of common stock issued and outstanding. Company would cancel 10,870,000 shares of class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long and 6,000,000 common shares issued to Yves Castaldi Corp.

JEANTEX GROUP, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets as of June 30, 2008 and December 31, 2007

Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007

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

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Jeantex Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Jeantex Group, Inc. as of June 30, 2008 and the related consolidated statements of operations for the six months ended June 30, 2008 and 2007 and cash flows for the six-months ended June 30, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.

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

Jaspers + Hall, PC

July 31, 2008

JEANTEX GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2008	2007

ASSETS:

Current Assets:
Cash	$1,584	$1,950
Note receivable	295,972	285,985
Total Current Assets	297,556	287,935

TOTAL ASSETS	$297,556	$287,935

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable	$166,506	$169,668
Accrued expenses	148,412	128,344
Notes payable	335,500	335,500
Payables to related parties	201,597	176,297
Total Current Liabilities	852,015	809,809

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 96,258,196 issued and outstanding	96,258	96,258
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Additional paid in capital	16,697,689	16,697,689
Subscription receivable	(72,720)	(72,720)
Accumulated deficit	(17,275,696)	(17,243,111)
Total Stockholders' Deficit	(554,459)	(521,874)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$297,556	$287,935

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

NET SALES	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
General and administration	9,385	13,959	17,977	71,542
Bad Debts	-	299,530	-	351,326
Total Operating Expenses	9,385	313,489	17,977	422,868

Loss from Operations	(9,385)	(313,489)	(17,977)	(422,868)

OTHER INCOME (EXPENSES)
Interest expense	(12,499)	(9,103)	(24,596)	(26,048)
Interest income	4,994	4,993	9,988	9,987
Total other income (expense)	(7,505)	(4,110)	(14,608)	(16,061)

NET LOSS	$(16,890)	$(317,599)	$(32,585)	$(438,929)

Weighted average number of shares outstanding	96,258,196	96,258,196	96,258,196	96,258,196

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007
Cash Flows From Operating Activities:
Net loss	$(32,585)	$(438,929)
Adjustments to reconcile net loss to net cash used
in operating activities:
Bad debts	-	351,326
Changes in assets and liabilities:
Decrease in deposits and prepaid expenses	-	46,816
Decrease in accounts payable	(3,162)	(41,614)
Increase in accrued expenses	20,068	15,608
Total adjustments	16,906	372,136
Net cash used in operating activities	(15,679)	(66,793)
Cash Flow From Investing Activities:
Increase in notes receivable	(9,987)	(9,418)
Net cash used in investing activities	(9,987)	(9,418)
Cash Flow From Financing Activities:
Proceeds from notes - related parties	25,300	9,897
Payments of lines of credit	-	(1,257)
Stock issued for cash	-	62,600
Net cash provided by financing activities	25,300	71,240
Increase(decrease) in cash	(366)	(4,971)
Cash - Beginning of period	1,950	5,247
Cash - End of period	$1,584	$276

Supplemental Cash Flow Information:

Interest paid	$4,528	$8,200
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Jeantex Group, Inc.

 Notes to Unaudited Consolidated Financial Statements

June 30, 2008 and 2007

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

On June 30, 2005, the Company entered into a rescission agreement with Lexor International, Inc. to terminate the agreement of Merger.  The Rescission Agreement calls for the total rescission of the Merger Agreement and a return of 100% of the issued and outstanding equity interests of Lexor to the previous owner and surrender of 10,867,000 shares of the Company’s Common A stock.  Each party to the Rescission Agreement will be entitled to a return of any assets which it held prior to the closing of the Merger Agreement and will be responsible for any liabilities accrued on its behalf. In addition, the Company would sign a promissory note to pay $250,000 to settle this agreement.

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

GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $17,275,696 at June 30, 2008. At June 30, 2008, the Company’s current liabilities exceeded its current assets by $554,459.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended June 30, 2008  towards management of liabilities and improving the operations. The Company will strive to continue its operations although there is no assurance that it will be successful.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-KSB for the year ended December 31, 2007.

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Revenue Recognition

Revenue Recognition Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company did not generate any revenue in the periods ended June 30, 2008 or 2007.

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

3. NOTE RECEIVABLE

At June 30, 2008, Note Receivable consisted of the following:

Note receivable from a company, unsecured, 8.5% interest per annum, matured July 2007	$ 235,000
Interest receivable on the note	60,972
Total	$ 295,972

4. NOTES PAYABLE

At June 30, 2008, notes payable consisted of the following:

Note Payable to ex-president of the Company, unsecured, 8% interest matured September 2006	$ 250,000
Note Payable due to individual, unsecured, 8% interest due on demand	50,000
Note Payable due to individual, unsecured, 8% interest due on demand	25,000
Note Payable due to individual, unsecured, 8% interest due on demand	10,500
$ 335,500

5. PAYABLES TO RELATED PARTIES

At June 30, 2008, notes payable to related parties consisted of the following:

Note Payable to Providential Holdings, Inc. related by ownership,

     unsecured, 8% interest, due on demand.

            $ 170,372

Short-term loan from officer, unsecured, interest free,

     due on demand

                 11,725

Accounts payable to Providential Holdings, Inc.

     19,500

$  201,597

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

As of June 30, 2008, the Company has 4,999,500,000 authorized, non-assessable shares of Common Stock with a par value of $0.001, of which 96,258,196 shares are issued and outstanding.

Class B Common Stock

As of June 30, 2008, the Company has 10,000 authorized shares of Class B Common Stock with a par value of $0.001.  9,958 shares of Class B Common Stock issued and outstanding are assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues:

The Company had no revenue for the quarters ended June 30, 2008 or 2007.

Operating Expenses:

The Company incurred total operating expenses of $9,385 for the quarter ended June 30, 2008 as compared to $313,489  for the same quarter June 30in 2007. The operating expenses primarily consisted of $9,385 general and administration expenses for the quarter ended June 30, 2008, compared to $13,959 in general and administration expenses and bad debts of $299,530 in the corresponding quarter ended in 2007.

Loss from operations:

The Company had losses from operations of $9,385 for the quarter ended June 30, 2008 as compared to a loss from operations of $313,489 for the quarter ended June 30, 2007. This decrease was mainly due to the bad debts write-off  in the amount of $299,530 in the prior year.

Net loss:

The Company had a net loss of $16,890 for the quarter ended June 30, 2008 as compared to a net loss of $317,599 in the same quarter in 2007.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarters ended June 30, 2008 and 2007 was $0.00 for both periods.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues:

The Company generated no revenues during the six months ended June 30, 2008 or 2007.

Operating Expenses:

The Company incurred total operating expenses of $17,977 for the six months ended June 30, 2008 as compared to $422,868 for the same period ended in 2007. The operating expenses primarily consisted of $17,977 general and administration expenses for the six months ended June 30, 2008, compared to $422,868 in the corresponding period ended in 2007 which consisted of $351,326 bad debt expense resulted mainly from write off of receivable from a shareholder and $71,542 general and administration expenses. The decrease in general and administration expense was mainly due to the closure of operation.

Loss from operations:

The Company had losses from operations of $17,977 for the six months ended June 30, 2008 as compared to a loss from operations of $422,868 for the period ended June 30, 2007. This $404,891 decrease in loss is mainly due to the write off of receivable from a shareholder in the prior year.

Net loss:

The Company had a net loss of $32,585 for the six months ended June 30, 2008 as compared to a net loss of $438,929 in the same period in 2007.  The interest expense of $24,596 and interest income of $9,988 for the six months ended June 30, 2008 were consistent to the amounts for the same period in 2007. The net loss based on the basic and diluted weighted average number of common shares outstanding for the six months ended June 30, 2008 and 2007 was $0.00 for both periods.

Liquidity and Capital Resources

At June 30, 2008, the Company's had $1,584 in cash. The Company used $15,679  for operating activities during the six-month period ended June 30, 2008 compared to $66,794  for the three months period ended June 30, 2007.

The Company recorded $9,987  interest receivable on note for investing activities during the six-month period ended June 30, 2008 and $9,418 in 2007.

During the six-month period ended June 30, 2008, the Company obtained $25,300 in financing activities, mainly from proceeds on notes from related party  compared to $71,240  which was mainly proceeds from issuance of stock for the six-month period ended June 30, 2007.

The Company has incurred an accumulated deficit as of June 30, 2008 of $17,275,696.

The future of the Company is dependent on its ability to generate cash from future acquisition of a business. There can be no assurance that the Company will be able to implement its current plan.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None.

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

Item 1A.  Risk Factors

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

We had negative working capital at June 30, 2008 and in the prior fiscal year

At June 30, 2008 and December 31, 2007, we had negative working capital of $554,459  and $521,874, respectively. We have had difficulty meeting operating expenses, including interest payments on debt and vendor obligations. We have at times borrowed from related parties to meet our obligations.

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

JEANTEX GROUP, INC.

(Registrant)

Date: August 12,  2008

By: /s/ Henry D. Fahman

Henry D. Fahman, Director and Interim Chief Executive/Financial Officer