Form 10KSB/A
period 2007-12-31
Jeantex Group, Inc.
filed 2008-08-15
CIK 106311

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

714-843-5455
(Registrant's telephone number)

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

3

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

8

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

Revenues:

The Company had no revenues during the year ended December 31, 2007. The Company had $1,288,490 revenues for the year ended December 31, 2006, which took into account the operation of Jeantex, Inc. Cost of goods sold for the year ended December 31, 2006 was $578,001, compared to $0 in the year ended December 31, 2007. Gross profit for the year ended December 31, 2006 was $710,489 or 55.14% .

Operating Expenses:

The Company incurred total operating expenses of $442,129 for the year ended December 31, 2007 as compared to $7,499,283 for the year ended December 31, 2006. The decrease in operating expenses was primarily due to the decrease in goodwill write-off and impairment loss expenses incurred in the year 2006.

Loss from operations:

The Company had loss from operations of $442,129for the year ended December 31, 2007 as compared to $6,788,794 for the year ended December 31, 2006. This was mainly due to the Goodwill expense written off in the amount of $3,750,000 and Impairment of Investment $1,800,000 recorded in the year ended December 31, 2006 and decrease in general and administrative expenses from 1,949,283 in 2006 to $90,803 for the year ended December 31, 2007.

Net loss:

The Company had a net loss of $473,111 for the year ended December 31, 2007 as compared to a net loss of $6,777,652 for the year ended December 31, 2006. The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended December 31, 2007 was ($0.00) as compared to that of ($0.07) for the year ended December 31, 2006.

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

13

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

JEANTEX GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Class A
			Common
	Class A		Stock	Class B		Additional			Stockholders'
	Common Stock		Shares to be	Common Stock		Paid-In	Subscription	Accumulated	Deficit
	Shares	Amount	issued	Shares	Amount	Capital	Receivable	(Deficit)	Totals

Balance, December 31,
2005	82,228,764	$82,229	$2,611,280	9,958	$10	$13,624,556	$(183,750)	$(9,992,349)	6,141,976

Shares issued for acquisition	10,000,000	10,000	(1,800,000)	-	-	1,790,000	-	-	-
Shares issued for cash	2,117,193	2,117	(492,850)	-	-	498,983	-	-	8,250
Shares issued for services	1,912,239	1,912	(270,000)	-	-	784,150	-	-	516,062
Net loss	-	-	-	-	-	-	-	(6,777,651)	(6,777,651)

Balance, December 31,
2006	96,258,196	96,258	48,430	9,958	10	16,697,689	(183,750)	(16,770,000)	(111,363)

Subscription cancelled	-	-	(48,430)	-	-	-	48,430	-	-
Payment received for prior
subscription	-	-	-	-	-	-	62,600	-	62,600
Net loss	-	-	-	-	-	-	-	(473,111)	(473,111)

Balance, December 31,
2007	96,258,196	$96,258	-	9,958	$10	$16,697,689	$(72,720)	$(17,243,111)	$(521,874)

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007		2006
Cash Flows From Operating Activities:
Net loss	$(473,111	) $	(6,777,652)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	-		95
Issuance of stock for services	-		516,064
Bad debts	351,326		-
Impairment loss	-		1,800,000
Goodwill write-off	-		3,750,000
Changes in assets and liabilities:
Decrease in inventory	-		184,785

Increase in other receivable	-		(16,156)
Decrease in deposits and prepaid expenses	46,816		198,060

Increase (decrease) in accounts payable	(33,883)		114,751

Decrease in payroll tax liabilities	-		(10,792)
Increase in accrued expenses	44,731		72,313
Total adjustments	408,990		6,609,120
Net cash used in operating activities	(64,121)		(168,532)

Cash Flow From Investing Activities:
(Increase) decrease notes receivable	(19,403)		61,203
Net cash provided by (used in) investing activities	(19,403)		61,203

Cash Flow From Financing Activities:
Bank overdraft	-		(66,250)
Proceeds(payments) of notes - related parties	18,897		(292,600)
Proceeds from notes	-		485,500
Proceeds (payments) of lines of credit	(1,270)		(22,415)
Payment received from prior subscription	62,600		-
Stock issued for cash	-		8,250

Net cash provided by financing activities	80,227	112,485

Increase(decrease) in cash	(3,297)	5,156
Cash - Beginning of period	5,247	91
Cash - End of period	$1,950	$5,247

Supplemental Cash Flow Information:
Interest paid	$8,200	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Common shares issued for services	$-	$516,064

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At

December 31, 2007, the Company had cash balance of $1,950 and there were no cash equivalents

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

3. NOTES RECEIVABLE

At December 31, 2007, Notes Receivable consisted of the following:

Note receivable from a company, unsecured,
8.5% interest per annum, matured July 2007.	$235,000
Interest receivable on the note	50,985
Total	$285,985

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
$335,500

6. NOTES PAYABLE RELATED PARTIES

At December 31, 2007, notes payable to related parties consisted of the following:

Note Payable to Providential Holdings, Inc. related by ownership,
unsecured, 8% interest, due on demand.	$145,072
Short-term loan by individual, related by common director, unsecured,
Interest free, due on demand	11,725
Accounts payable to Providential Holdings, Inc.	19,500
$176,297

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

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the consolidated statements of operations:

	2007	2006
Tax expense (credit) at statutory rate-federal	34%	34%
State tax expense net of federal tax	6	6
Changes in valuation allowance	(40)	(40)
Tax expense at actual rate	-	-

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets	$1,450,000	$1,261,000

Valuation allowance for deferred tax assets	(1,450,000)	(1,261,000)

Net deferred tax assets	$-	$-

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

As a result of Yves Castaldi Corp.’s filing for Chapter 11 protection with the United States Bankruptcy Court of the Central District of California and naming the Company as a creditor during the fourth quarter of Fiscal Year 2006, the Company has written off its cash investments in Yves Castaldi Corp. and will reclaim all the 10,000,000 shares that were issued to Yves Castaldi Corp

10. PENDING LEGAL PROCEEDINGS

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 8A(T). Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers:

None

Item 10. Executive Compensation

The following table sets forth compensation paid by the Company to the executive officers.

		Annual Compensation			Long-term Compensation

					Awards		Payouts

Name and					Restricted Securities
Principal				Other Annual	Stock	Underlying	LTIP	All Other
Position	Year	Salary	Bonus	Compensation Award(s)		Options/SARs Payouts Compensation

	2007	0	0	0	0	0	0	0
Henry
Fahman	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

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

Name and Address of	Amount and Nature of	Percent of Class (1)
Beneficial Owner	Beneficial Ownership

Henry Fahman, Chairman/	2,000,000 Common Stock, Non-assessable Shares	2.08% of Common Stock
Interim CEO/President

17011 Beach Blvd., Suite 1230
Huntington Beach, CA 92647

Susan Shin, President &	27,085,714 Common Stock Non-assessable Shares	28.13% of Common Stock
CEO/Jeantex, Inc.

930 E. Jefferson Street,
Los Angeles, CA 90011

Providential Foundation, Inc.	4,032,000 Non-assessable Shares	4.19 % of Common Stock
11216 Central Ave.
South El Monte, CA 91733

Providential Capital, Inc.	3,289,667 Non-assessable	3.42% of Common Stock
17011 Beach Blvd., Suite 1230	Shares
Huntington Beach, CA 92647

Providential Holdings, Inc.	5,357,000 Non-assessable	5.56% of Common Stock
17011 Beach Blvd., Suite 1230	Shares
Huntington Beach, CA 92647

All Directors and Executive	41,764,381 Non-assessable	43.38% of Common Stock
Officers as a group	Shares

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

Henry Fahman: The Company owes $11,725 to the interim CEO/president of the Company as of December 31, 2007.

Item 13. Exhibits and Reports on Form 8-K
(A) Exhibits
Exhibit No.	Description
3(i)1	Articles of Incorporation, as amended, filed as Exhibit 3(a) to the
Company's Form 10 K for the year ended September 30, 1983.

3(i)2	Articles of Amendment to the Articles of Incorporation, filed as
Exhibit B to the Company's Definitive Proxy Statement on
Schedule 14A, filed on May 22, 2002.

3(i)3	Articles of Amendment to the Articles of Incorporation of Western
Silver-Lead Corporation dated September 29, 2003, filed May 3, 2006 as Exhibit 3(i)3 to the Company's Form 10KSB for the year ended
December 31, 2005; 3(i) 4 Articles of Amendment to the
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

(Registrant) Date: August 15, 2008

By: /s/ Henry D. Fahman

Henry D. Fahman, Director and Interim Chief Executive/Financial Officer