Form 10QSB/A
period 2005-03-31
Jeantex Group, Inc.
filed 2008-08-29
CIK 106311

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

17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647
(Address of principal executive offices) (Zip Code)

714-843-5455
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (Or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of March 31, 2005, the Registrant had 16,270,050 Class A Non-Assessable and 9,958 Class B Assessable shares of common stock issued and outstanding. Company would cancel 10,870,000 shares of class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long,

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)
Item 2. Management's Discussion and Analysis
Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings Item 2. Changes in Security
Item 3. Default Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

PART I FINANCIAL INFORMATION

Item 1. Audit Review Report Financial Statements
Unaudited Consolidated Balance Sheet
Unaudited Consolidated Statements of Operations
Unaudited Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Financial Statements

LEXOR HOLDINGS, INC.
(FORMERLY WESTERN SILVER-LEAD CORPORATION)
BALANCE SHEETS
(UNAUDITED)

ASSETS:
	March 31,	December 31,
	2005	2004
CURRENT ASSETS:
Cash	$-	$-
Accounts receivable	-	-
Inventory	-	-
Prepaid expenses	-	-
Total Current Assets	-	-

Assets held for sale	-	366,903

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Liabilities held for sale	$-	$1,752,083
Notes payable	250,000	250,000
Total Current Liabilities	250,000	2,002,083

STOCKHOLDERS' DEFICIT
Class A Common stock, non-assessable,
$.001 par value, 4,999,500,000 shares
authorized, 16,270,500 shares outstanding	16,270	16,270
Class B Common stock, $.001 par value;
10,000 shares authorized, 9,958 shares
issued and outstanding	10	10
Additional paid-in-capital	1,863,975	1,863,975
Retained deficit	(2,130,255)	(3,515,435)
Total Stockholders' Deficit	(250,000)	(1,635,180)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$-	$366,903

See accountants' review report and accompanying notes to the financial statements.

LEXOR HOLDINGS, INC.
(FORMERLY WESTERN SILVER-LEAD CORPORATION)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 and 2004
(UNAUDITED)

	March 31,	March 31,
	2005	2004

Revenues:	$-	$-

Cost of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses:
Sales and marketing
General and administrative	-	-
Total Operating Expenses	-	-

Operating income(loss)	-	-

Other Income (Expenses)
Interest expense	-	-

Net income before discontinued operations	-	-

Gain on disposal of discontinued operation	1,628,144	-

Income (loss) from discontinued operations	(242,964)	37,903

NET Income	$1,385,180	$37,903

Basic and diluted weighted average of
shares outstanding	16,270,500	15,010,007

Basic and diluted net income (loss) per share	$0.085	$0.003

See accountants' review report and accompanying notes to the financial statements.

LEXOR HOLDINGS, INC.
(FORMERLY WESTERN SILVER-LEAD CORPORATION)
STATEMENTS OF CASH FLOWS,
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 and 2004
(UNAUDITED)

	March 31,	March 31,
	2005	2004

Cash Flows from Operating Activities:
Net Income	$1,385,180	$37,903
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	5,931
Gain on disposal of discontinued operation	(1,385,180)	-
(Increase) decrease in current assets:
Accounts receivable		(123,146)
Inventory		(23,397)
		-
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	-	106,449
Accrued payroll and expense	-	22,900
Customer deposits	-	153,554
Total adjustments	-	142,291
Net Cash Used in Operating Activities	-	180,194

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(23,117)

Cash Flows from Financing Activities:
Proceeds from notes payable	-	20,117
Repayment of notes payable	-	(5,513)
Cash Flows Provided by Financing Activities	-	14,604

Increase in cash and cash equivalents	-	171,681

Cash and cash equivalents - beginning of period	-	43,313

Cash and cash equivalents - end of period	$-	$214,994

Supplemental information:
Interest paid	$733	$671
Income taxes paid	$-	$-

The accountants' review report accompanying notes to the financial statements.

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

The Company treated the rescission as a divestiture/discontinuance of a business. Lexor Holdings, Inc.’s management has viewed the spa operations as unprofitable business and has decided to seek merger opportunities with another company.

Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $2,130,255 at March 31, 2005.

The Company's total current liabilities exceeded the total current assets by $250,000 as of March 31, 2005. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts At March 31, 2005; the Company had no cash or cash equivalents.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. At March 31, 2005, the Company had no property or equipment.

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

Class A Common Stock

At March 31, 2005, the Company has authorized for issue, 4,999,500,000 shares of Class A Common Stock with a par value of $0.001. Class A Common Stock issued and outstanding of 16,270,050 shares at March 31, 2005, is fully paid and non-assessable.

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

8. Termination of a Material Definitive Agreement

On March 31, 2005, the Company entered into a Rescission Agreement with Lexor International Incorporated ("International"), a Maryland corporation, which Lexor had acquired pursuant to an Agreement and Plan of Merger, dated September 29, 2003, and Christopher Long ("Long"), the sole shareholder of International at the time of the Merger Agreement.

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

9. Subsequent Event

On June 29, 2005 the Company entered into an agreement with Jeantex, Inc. in which. Lexor Holdings, Inc. acquired Jeantex, Inc., a California corporation and Susan Shin, an individual, in a share purchase transaction in which Lexor Holdings, Inc. has agreed to acquire 100% of the issued and outstanding equity interest of Jeantex, Inc. in exchange for 20,000,000 shares of Lexor common stock The shares of Lexor common stock to be issued shall be restricted pursuant to Rule 144. The board of directors of Lexor Holdings, Inc is still the controlling board after the Merger.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

During the quarter ended March 31, 2005, the Company recorded a loss of $242,964 from discontinued operation. The financial statements for the quarter ended March 31, 2004 have been restated to show the discontinued operations of Lexor International’s spa business which had a net income of $37,903.

Liquidity and Capital Resources

During the three-month period ended March 31, 2005, the Company used $0 for operating activities compared to $180,194 during the same period ended March 31, 2004.

The Company used $0 for investing activities during the three-month period ended March 31, 2005 compared to $23,117 for the same period ended March 31, 2004.

During the three-month period ended March 31, 2005, the Company generated $0 from financing activities compared to $14,604 for the three-month period ended March 31, 2004.

The Company has incurred an accumulated deficit as of March 31, 2005 of $2,130,255. The Company's total liabilities exceeded the total assets by $250,000 at March 31, 2005.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     As of March 31, 2005,there were no legal proceedings pending against the Company and the Company was unaware of any such proceedings contemplated against it.

Item 2. Changes in Security

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Index to Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive/Financial
Officer.
32.1	Section 1350 Certification of Chief Executive/Financial Officer.

(B) Forms 8-K filed.
Form 8-K filed on April 11, 2005:
		1	.	Rescission Agreement with Lexor International, Inc.
		2	.	Resignation of Ha T. Nguyen as treasurer and Director.
2	.	Resignation of Nicholas La as Corporate Secretary.
3	.	Resignation of Christopher Long as President and Director.
4	.	Appointment of Henry Fahman as Interim President, Interim Chief
Executive Officer, Interim Treasurer, and Interim Chief Financial Officer.

Form 8-K filed on May 09, 2005:

1.	Changes in Registrant's Certifying Accountants.

Item 4.01. Changes in Registrant's Certifying Accountant

	(a)	Previous independent accountants

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

LEXOR HOLDINGS, INC.
(Registrant)

Date: August 29, 2008

By: /s/ Henry D. Fahman
Henry D. Fahman,
Principal Executive/Financial Officer