Form 10QSB/A
period 2005-06-30
Jeantex Group, Inc.
filed 2008-08-29
CIK 106311

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

JEANTEX GROUP, INC.
(formerly LEXOR HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEET
June 30, 2005
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash	$127,334	$-
Accounts receivable - net	395,265	-
Total Current Assets	522,599	-

Property and equipment - net	136	-

Assets held for sale	-	366,903

TOTAL ASSETS	$522,735	$366,903

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable - trade	$23,081	$-
Payroll taxes liabilities	8,644	-
Notes payable - related parties	250,000	250,000
Liabilities held for sale	-	1,752,083
Total current liabilities	281,725	2,002,083

TOTAL LIABILITIES	281,725	2,002,083

Stockholders' Deficit
Class A Common Stock, non-assessable, $.001 par
value,
4,999,500,000 shares authorized, 5,403,050 issued	5,403	16,270
and outstanding
Class B Common Stock, assessable, $.001 par value,
10,000 shares authorized, 9,958 issued and	10	10
outstanding
Additional paid-in capital	14,076,299	1,863,975
Subscription receivable	(50,000)	-
Retained deficit	(13,790,702)	(3,515,435)
Total Stockholders' Deficit	241,010	(1,635,180)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$522,735	$366,903

JEANTEX GROUP, INC.
(formerly LEXOR HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 and 2004
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

SALES	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-
EXPENSES:
General and administrative	133,421	-	133,421	-

Reorganization expenses	7,967,898	-	7,967,898	-
Total Operating Expenses	(8,101,319)	-	(8,101,319)	-

Net Loss from Operations	(8,101,319)	-	(8,101,319)	-
OTHER INCOME/(EXPENSES):
Gain from disposal of operation	1,385,180	-	1,385,180	-
Write-off of goodwill	(3,316,164)	-	(3,316,164)	-

Net loss before discontinued operation	(10,032,303)	-	(10,032,303)	-

Net loss from discontinued operation	-	(1,501,519)	(242,964)	(1,463,616)

NET LOSS
	$(10,032,303)	$(1,501,519)	$(10,275,267)	$(1,463,616)
Per Shares Information:
Weighted average number of common shares	7,313,141	15,679,898	6,358,095	15,344,953
outstanding

Net loss per common share
	$(1.372)	$(0.096)	$(1.616)	$(0.095)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

JEANTEX GROUP, INC.
(formerly LEXOR HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(10,275,267)	$(1,463,616)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	-	12,675
Common shares issued for services	7,883,998	1,765,300
Write-off of goodwill	3,316,164	-
Gain from disposal of discontinued operation	(1,385,180)	-
Loss from discontinued operation	242,964	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	-	(10,666)
(Increase) in accounts receivable	(265,000)	(321,246)
(Increase) in inventory	-	(7,959)
(Increase) in deposits	-	(84,896)
(Decrease) increase in accounts payable	-	236,231
(Decrease) increase in payroll taxes payable	-	29,985
(Decrease) in accrued expenses	-	-
(Increase) in customer deposits	-	22,485
Total adjustments	9,792,946	1,641,909
Net cash Provided By [Used In] Operating Activities	(482,321)	178,293
Cash Flows from Investing Activities	-	-
Cash brought in acquisition	124,655	-
Purchase of property and equipment	-	(59,013)
Cash Flows Provided by [Used In] Investing Activities	124,655	(59,013)
Cash Flows from Financing Activities
Stock issued for cash	485,000	-
Proceeds from long-term debt	-	20,117
Repayment of notes payable	-	(41,403)
Cash Flows Provided [Used In] Financing Activities	485,000	(21,286)
Net (Decrease) Increase in Cash and Cash Equivalents	127,334	97,994
Cash and Cash Equivalents at Beginning of Period	-	43,313
Cash and Cash Equivalents at End of Period	$127,334	$141,307

Supplemental Information
Interest Paid	$733	$671
Income Taxes Paid	$-	$-

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

The Company has submitted to the Secretary of State of Florida to change its Corporate name to Jeantex Group, Inc. and has obtained new ‘JNTX' symbol.

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

8. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $13,790,702 at June 30, 2005. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three-Month Period Ended June 30, 2005 Compared to Three-Month Period Ended June 30, 2004

Revenues:

The Company did not generate any revenues during the three months ended June 30, 2005. Revenues and related costs from Lexor International spa business for three months ended June 30, 2004 were recorded under net loss from discontinued operation.

Operating Expenses:

Operating expenses consisted primarily of general and administrative expenses, and reorganization expenses totaling $8,101,319 for the three-month period ended June 30, 2005 compared to $0 for the same period ended June 30, 2004. For the period ending June 30, 2004, the financial statements have been re-presented to show the business of Lexor International, Inc. under net loss from discontinued operation.

Other Expenses:

The Company recorded a write-off of goodwill in the amount of $3,316,164 for the three-month period ended June 30, 2005 in connection with the acquisition of Jeantex, Inc. and gain from disposal of Lexor International of $1,385,180, net liabilities assumed by the previous owner per rescission agreement.

Net Loss:

Net loss for the three months ended June 30, 2005 was $10,032,403, compared to a net loss of $1,501,519 for the same period in 2004, which is equivalent to a net loss per share of $1.372 and $0.096, respectively, based on the weighted average number of basic and diluted shares outstanding. The difference is primarily attributed to the acquisition of Jeantex, Inc. and the reorganization of the Company.

Results of Operations

Six-Month Period Ended June 30, 2005 Compared to Six-Month Period Ended June 30, 2004

Revenues:

The revenues and cost of goods sold from Lexor International spa business through March 31, 2005, effective date of the rescission agreement and six months ended June 30, 2004 were recorded under net loss from discontinued operation.

Operating Expenses:

Operating expenses consisted primarily of general and administrative expense totaling $8,101,319 for the six-month period ended June 30, 2005 compared to $0 for the same period ended June 30, 2004. For the period ending June 30, 2004, the financial statements have been re-presented to show the business of Lexor International, Inc. under net loss from discontinued operation.

Other Expenses:

The Company recorded a write-off of goodwill in the amount of $3,316,164 for the six-month period ended June 30, 2005 in connection with the acquisition of Jeantex, Inc. and gain from disposal of Lexor International of $1,385,180, net liabilities assumed by the previous owner per rescission agreement.

Net Loss:

Net loss for the six months ended June 30, 2005 was $10,275,267, compared to a net loss of $1,463,616 for the same period in 2004, which is equivalent to a net loss per share of $1.616 and $0.095, respectively, based on the weighted average number of basic and diluted shares outstanding. The difference is primarily attributed to the acquisition of Jeantex, Inc. and the reorganization of the Company.

Liquidity and Capital Resources

For the six-month period ended June 30, 2005, the Company's primary source of cash was from issuance of shares. During this period, $484,321 was used by operating activities compared to a use of $178,293 for operations during the same period ended June 30, 2004. The negative cash flow from operations for the six-month period ended June 30, 2005 is primarily attributable to the net loss of $3,316,164 of write-off of goodwill, the non-cash charges for stock issued for services of $7,883,998, offset by the gain from disposal of Lexor International Inc. of $1,385,180 reduced by loss of $242,964 from operation for three months in 2005 .

During the six-month period ended June 30, 2005, the Company had cash flows of $124,655 provided at the acquisition of Jeantex, Inc., compared to the use of $59,013 for purchase of property and equipment for investing activities in the same period ended June 30, 2004.

During the six-month period ended June 30, 2005, the Company generated $485,000 from issuance of stock compared to use of $21,286 for financing activities in the same period in 2004.

The Company has incurred an accumulated deficit as of June 30, 2005 of $13,790,702. The Company's total assets exceeded the total liabilities by $241,010 at June 30, 2005. The future of the Company is dependent on its ability to generate cash from operations and additional financing. There can be no assurance that the Company will be able to implement it current operating plan.

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

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description

3(i)1	Articles of Incorporation, as amended, filed as Exhibit 3(a) to the Company's Form 10 K for the year ended September 30, 1983.
3(i)2	Articles of Amendment to the Articles of Incorporation, filed as Exhibit B to the Company's
Definitive Proxy Statement on Schedule 14A, filed on May 22, 2002.

3(ii)1	By-laws, as amended, filed as Exhibit 3(b) to the Company's Form 10 K for the year ended
September 30, 1983.
10(i)1	Asset Purchase Agreement between the Company and WSL, LLC, filed as Exhibit D to the
Company's Definitive Proxy Statement on Schedule 14A, filed on May 22, 2002.
31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Principal Executive/Financial Officer

32.2	Section 1350 Certification of Principal Executive/Financial Officer

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

Jeantex Group, Inc.

By: /s/ Henry Fahman
Henry Fahman , Principal Executive/Financial Officer

Dated: August 29, 2008

Huntington Beach, CA,