Form 10-Q
period 2008-09-30
Jeantex Group, Inc.
filed 2008-11-14
CIK 106311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2008

or

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

As of November 13, 2008, the Registrant had 96,258,196  Non-Assessable shares of Common Stock, previously referred to as Class A common stock, and 9,958 Class B Assessable shares of common stock issued and outstanding. Company would cancel 10,870,000 shares of class A common stock issued to Christopher Long and Ha Nguyen, the spouse of Christopher Long and 6,000,000 common shares issued to Yves Castaldi Corp.

JEANTEX GROUP, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets as of September 30, 2008 and December 31, 2007 (unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited)

Notes to Unaudited Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Control and Procedures

Item 4T. Internal Control over Financial Reporting

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

2

JEANTEX GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2008	2007

ASSETS:

Current Assets:
Cash	$198	$1,950
Note receivable	-	285,985
Total Current Assets	198	287,935

TOTAL ASSETS	$198	$287,935

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable	$167,279	$169,668
Accrued expenses	157,658	128,344
Notes payable	335,500	335,500
Payables to related parties	204,597	176,297
Total Current Liabilities	865,034	809,809

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 96,258,196 issued and outstanding	96,258	96,258
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Additional paid in capital	16,700,025	16,697,689
Subscription receivable	(72,720)	(72,720)
Accumulated deficit	(17,588,409)	(17,243,111)
Total Stockholders' Deficit	(864,836)	(521,874)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$198	$287,935

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

NET SALES	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
General and administration	1,928	9,308	19,905	80,850
Bad Debts	295,973	-	295,973	351,326
Total Operating Expenses	297,901	9,308	315,878	432,176

Loss from Operations	(297,901)	(9,308)	(315,878)	(432,176)

OTHER INCOME (EXPENSES)
Interest expense	(14,812)	(12,027)	(39,408)	(38,074)
Interest income		4,994	9,988	14,981
Total other income (expense)	(14,812)	(7,033)	(29,420)	(23,093)

NET LOSS	$(312,713)	$(16,341)	$(345,298)	$(455,269)

Weighted average number of shares outstanding	96,258,196	96,258,196	96,258,196	96,258,196

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
Cash Flows From Operating Activities:
Net loss	$(345,298)	$(455,269)
Adjustments to reconcile net loss to net cash used
in operating activities: Imputed interest on shareholder loan	2,336	-
Bad debts	295,973	351,326
Changes in assets and liabilities:
Decrease in deposits and prepaid expenses	-	46,816
Decrease in accounts payable	(2,388)	(39,468)
Increase in accrued expenses	29,312	32,634
Net cash used in operating activities	(20,065)	(63,961)
Cash Flow From Investing Activities:
Increase in notes receivable	(9,987)	(14,411)
Net cash used in investing activities	(9,987)	(14,411)
Cash Flow From Financing Activities:
Proceeds from notes - related parties	28,300	13,897
Payments of lines of credit	-	(1,757)
Stock issued for cash	-	62,600
Net cash provided by financing activities	28,300	74,740
Decrease in cash	(1,752)	(3,632)
Cash - Beginning of period	1,950	5,247
Cash - End of period	$198	$1,615

Supplemental Cash Flow Information:
Interest paid	$7,758	$8,200
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Jeantex Group, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2008

1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-KSB for the year ended December 31, 2007.

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS No. 141(R) revises SFAS No. 141, "Business Combinations" to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects by recognizing and measuring the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; and determining the information to be disclosed. The provisions of this Statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements". SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The provisions of this Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the consolidated financial statements.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its consolidated financial statements.

In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its consolidated financial statements.

2. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $17,588,409 at September 30, 2008. At September 30, 2008, the Company’s current liabilities exceeded its current assets by $864,836.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. NOTE RECEIVABLE

During the period ended September 30, 2008, the Company wrote off and charged to expense a note receivable and related interest receivable in the amount of $295,973 as the collectability was not assured.

At September 30, 2008 the balances related to the note receivable consisted of the following:

Note receivable from a company, unsecured, 8.5% interest per annum, matured July 2007	$ 235,000
Interest receivable on the note	60,973
Total	$ 295,973

4. PAYABLES TO RELATED PARTIES

At September 30, 2008 and December 31, 2007, notes payable to related parties consisted of the following:

	Sept 30, 2008	Dec 31, 2007

Note Payable to Providential Holdings, Inc. related by ownership, unsecured, 8% interest, due on demand	$ 173,372	$ 145,072

Short-term loan from officer, unsecured, interest free, due on demand	11,725	11,725

Accounts payable to Providential Holdings, Inc.	19,500	19,500
	$ 204,597	$ 176,297

Imputed interest on the interest free short-term loan from officer in the amount of $2,336 is included as an increase to additional paid in capital.

Item 2. Management's Discussion and Analysis

Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimates," "forecast," "project" and similar expressions identify forward-looking statements.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues:

The Company had no revenue for the quarters ended September 30, 2008 or 2007.

Operating Expenses:

The Company incurred total operating expenses of $297,901 for the quarter ended September 30, 2008 as compared to $9,308 for the same quarter September 30 in 2007. The operating expenses primarily consisted of $1,928 general and administration expenses and bad debt of $295,973 which was resulted from a write off of uncollectable note and related interest receivable for the quarter ended September 30, 2008, compared to $9,308 in the corresponding quarter ended in 2007. This decrease in general administration expenses was mainly due to decrease in professional fees of $6,865.

Loss from operations:

The Company had losses from operations of $297,901 for the quarter ended September 30, 2008 as compared to a loss from operations of $9,308 for the quarter ended September 30, 2007. This increase of loss was mainly due to bad debts expense of $295,973 in the quarter ended September 30, 2008.

Net loss:

The Company had a net loss of $312,713 for the quarter ended September 30, 2008 as compared to a net loss of $16,341 in the same quarter in 2007.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarters ended September 30, 2008 and 2007 was $0.00 for both periods.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues:

The Company generated no revenues during the nine months ended September 30, 2008 or 2007.

Operating Expenses:

The Company incurred total operating expenses of $315,878 for the nine months ended September 30, 2008 as compared to $432,176 for the same period ended in 2007. The operating expenses primarily consisted of $19,905 general and administration expenses and bad debt expense of $295,973 from write-off of an uncollectable note and related interest receivable for the nine months ended September 30, 2008, compared to $432,176 in the corresponding period ended in 2007 which consisted of $351,326 bad debt expense resulted mainly from write off of receivable from a shareholder and $80,850 general and administration expenses. The decrease in general and administration expense was mainly due to the closure of operation.

Loss from operations:

The Company had losses from operations of $315,878 for the nine months ended September 30, 2008 as compared to a loss from operations of $432,176 for the period ended September 30,

2007. This $116,298 decrease in loss is mainly due to the decrease in general and administrative expense.

Net loss:

The Company had a net loss of $345,298 for the nine months ended September 30, 2008 as compared to a net loss of $455,269 in the same period in 2007.  The interest expense of $39,408 for the nine months ended September 30, 2008 was consistent to the amounts for the same period in 2007.  The interest income was reduced for the nine month ended September 30, 2008 to $9,988 compared to $14,981 in the prior year since the related note was written off in the current period.

The net loss based on the basic and diluted weighted average number of common shares outstanding for the nine months ended September 30, 2008 and 2007 was $0.00 for both periods.

Liquidity and Capital Resources

At September 30, 2008, the Company's had $198  in cash. The Company used $20,065 for operating activities during the nine-month period ended September 30, 2008 compared to $63,961 for the nine months period ended September 30, 2007.

The Company recorded $9,988 interest receivable on note for investing activities during the nine-month period ended September 30, 2008 and $14,411 in 2007.

During the nine-month period ended September 30, 2008, the Company obtained $28,300 in financing activities, mainly from proceeds on notes from related party  compared to $74,740  which was mainly proceeds from issuance of stock for the nine-month period ended September 30, 2007.

The Company has incurred an accumulated deficit as of September 30, 2008 of $17,588,409.

The future of the Company is dependent on its ability to generate cash from future acquisition of a business. There can be no assurance that the Company will be able to implement its current plan.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer

("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We have identified the following material weakness.

As of September 30, 2008, we did not maintain effective controls over the collectability of the notes receivable.  Specifically, controls were not designed and in place to ensure that the note was a valid and collectible receivable. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Internal Control over Financial Reporting

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings

Christopher Long vs. Jeantex Group, Inc. et al., Case Number 07CC02012

On January 22, 2007, Christopher Long, former President and CEO of the Company, filed a claim with the Superior Court of California, County of Orange, Central Justice Center, against the Company and Henry Fahman, Interim President of the Company, for a total of $250,000 and accrued interest at 8% per annum in connection with the promissory note dated March 31, 2005 which was made to Christopher Long as a part of the Rescission Agreement between the Company and Lexor International, Inc. While these amounts have been recorded in the books of the Company, due to the fact that Christopher Long and his spouse failed to surrender the 10,867,000 shares of the Company’s common stock to the Company as a condition of the referenced Rescission Agreement and because of the legal costs incurred by the Company as a result the legal proceedings against Lexor International, Inc. for personal injuries allegedly sustained by patrons of certain nail salons that purchased foot spas designed and manufactured by Lexor International, Inc. and Christopher Long, the Company believes these claims have no merit and intends to defend these claims.

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

Eakins vs. Lexor International, Inc., et al., Case Number 1-05-CV-045817;

Jordan, et al. vs. Lexor International, et al., Case Number 1-05-CV-040365.

Santa Clara County Superior Court, Civil - Unlimited Jurisdiction, 191 North First Street, San Jose, CA 95113:

These claims noted above are for the personal injuries allegedly sustained by Plaintiffs as a result of their patronage of certain nail salons and the use of foot spas designed and manufactured by Defendants Lexor International, Inc., a Maryland corporation, and Christopher Lac Long, and sold by Defendants Lexor International, Inc., Christopher Lac Long and David Vo, individually and DBA Little Saigon Beauty Supply, which were allegedly defective and allegedly improperly designed, maintained, sanitized, disinfected, labeled and/or instructed by Defendants.

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

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $17,588,409 at September 30, 2008. At September 30, 2008, the Company’s current liabilities exceeded its current assets by $864,836.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We incurred losses for fiscal years 2007, 2006 and 2005.

We incurred losses of $473,111, $6,777,652 and $6,476,914 in the fiscal years ended December 31, 2007, 2006, and 2005 respectively. Our continuing loss is resulted from discontinued operation and reorganization expenses. If we are unable to achieve a merger with other company, our business and stock price may be adversely affected.

We had negative working capital at September 30, 2008 and in the prior fiscal year

At September 30, 2008 and December 31, 2007, we had negative working capital of $864,836 and $521,874, respectively. We have had difficulty meeting operating expenses, including interest payments on debt and vendor obligations. We have at times borrowed from related parties to meet our obligations.

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

JEANTEX GROUP, INC.

(Registrant)

Date:, November 14,  2008

By: /s/ Henry D. Fahman

Henry D. Fahman,

Principal Executive/Financial Officer