Form 10-K
period 2008-12-31
Jeantex Group, Inc.
filed 2009-04-15
CIK 106311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2008

OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

FROM  _________ TO  ________

Commission File Number: 1-3477

JEANTEX GROUP, INC.
(name of small business issuer in its charter)

Florida
(State or other jurisdiction of incorporation)

82-0190257
(I.R.S. Employer identification No.)

17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647
(Address of principal executive offices)

714-843-5455
(Issuer's Telephone Number)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

NAME OF EACH EXCHANGE ON WHICH REGISTERED: NONE	TITLE OF EACH CLASS: NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act. Yes X No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer

Non-accelerated filer

Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, at June 30, 2008 was $544,938 based on a price of $0.01 per share.

As of March 31, 2009, there were 96,258,196 shares of the issuer's Common Stock, $.001 par value per share, Class A Common Stock, (including 10,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B Common Stock, $.001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I

Item 1.	Business Overview
Item 1A.	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2.	Description of Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

EXHIBITS

PART I

ITEM 1. BUSINESS OVERVIEW

Jeantex Group, Inc. (the "Company"), formerly Western Silver-Lead Corporation, is a Florida corporation originally incorporated under the laws of the State of Idaho on August 23, 1947. On November 1, 2001, the Company entered into an Asset Purchase Agreement to transfer all of its interest in its properties to WSL, LLC, an entity controlled by its former president and director, Harry F. Magnuson, who is the father of H. James Magnuson, president and director of the Company at that time. On August 16, 2002, the Company’s shareholders ratified this agreement.

On September 24, 2003, the parent Western Silver-Lead Corporation, an Idaho corporation, merged into the wholly-owned subsidiary, Western Silver-Lead Corporation, a Florida corporation whereby each shareholder of the Idaho corporation’s Class A and Class B common stock, par value $0.001, received one share of common stock Class A and Class B, par value $0.001, of the Florida corporation, respectively. The merger was between the parent and the subsidiary corporation and the subsidiary became the surviving corporation.

On September 29, 2003, the Company entered into a Merger Agreement with Lexor International, Inc, ("Lexor") a Maryland corporation. On October 1, 2003, the Company changed its name to Lexor Holdings, Inc.

On March 31, 2005, the Company entered into a rescission agreement with Lexor International, Inc. to terminate the Merger Agreement. The Rescission Agreement calls for the rescission of the Merger Agreement in entirety and a return of 100% of the issued and outstanding equity interests of Lexor International and surrender of 10,867,000 shares of the Company’s Common A stock. Each party to the Rescission Agreement will be entitled to a return of any assets which it held prior to the closing of the Merger Agreement and will be responsible for any liabilities accrued on its behalf. In addition, the Company would sign a promissory note to pay $250,000 to settle this agreement. The Company did not receive 10,867,000 shares back and the value of these shares was offset when the promissory note of $250,000 was recorded.

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

During the fourth quarter of Fiscal Year 2006, Jeantex, Inc. discontinued its private label manufacturing business, sold its fully depreciated equipment and began to look for sourcing opportunities in Asia. As of the date of this report, the Company has not entered into any definitive agreement with a sourcing partner for its private label business. The Company has been inactive and is seeking an acquisition opportunity.

ITEM 1A. RISK FACTORS

An investment in our stock involves a number of risks, including but not limited to the following. You should carefully consider these risks relating to our business and our common stock, together with the other information described elsewhere in this Form 10-K. If any of the following risks actually occur, our business, results of operations and financial condition could be materially affected, the trading price of our common stock could decline significantly, and you might lose all or part of your investment.

We incurred losses for fiscal years 2008 and 2007.

We incurred losses of $84,602 and $756,594 in the fiscal years ended December 31, 2008 and 2007, respectively. Our continuing loss is resulted from discontinued operation and reorganization expenses. If we are unable to achieve a merger with other company, our business and stock price may be adversely affected.

We had negative working capital at December 31, 2008.

At December 31, 2008, we had negative working capital of $884,963 . We have had difficulty meeting operating expenses, including interest payments on debt and vendor obligations. We have at times borrowed from related parties to meet our obligations.

We may fail to continue as a going concern, in which event you may lose your entire investment in our shares.

Our audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Our independent auditor has indicated in its audit report to the consolidated financial statements that our recurring losses from operations and our difficulties in generating sufficient cash flow to meet our obligations and to sustain our operations raise substantial doubt about our ability to continue as a going concern. If we fail to continue in business, our shareholders will lose all or a substantial portion of their investments.

Acquisitions entail risks that may negatively impact our operating results.

Our company is in the process of evaluating various opportunities and negotiating to acquire other companies both in the US and abroad. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. We have limited experience in assimilating acquired organizations into our operations. Although potential synergy may be achieved by acquisitions of related businesses, no assurance can be given as to the Company's ability to integrate successfully any operations, personnel, services or products that have been acquired or might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on the Company's business, financial condition and operating results.

Acquisitions involve a number of special risks, including:

  failure of the acquired business to achieve expected results;
  diversion of management’s attention;
  failure to retain key personnel of the acquired business;
  additional financing, if necessary and available, could increase leverage, dilute equity, or both;
  the potential negative effect on our financial statements from the increase in goodwill and other intangibles; and
  the high cost and expenses of completing acquisitions and risks associated with unanticipated events or liabilities.

These risks could have a material adverse effect on our business, results of operations and financial condition since our ability to further expand our operations through acquisitions may be dependent on our ability to obtain sufficient working capital, either through cash flows generated through operations or financing activities or both. There can be no assurance that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly in the past, and is likely to remain volatile in the future. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

  quarterly variations in our operating results;
  any deviation from projected growth rates in revenues;
  additions or departures of key management or design personnel;
  announcements of significant acquisitions, strategic partnerships or joint ventures;
  difficulties or failures in integration of our acquisitions;
  future sales of our common stock; and
  activities of short sellers and risk arbitrageurs;

In addition, due to the low volume of the stock being traded, our stock price can be very unstable.

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

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly for us.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

Our executive, administrative and operating office is located at 17011 Beach Blvd. Suite 1230, Huntington Beach, CA 92647.

ITEM 3. LEGAL PROCEEDINGS

Ulrich vs. Than, et al. and related cross-action, Case Number 1-05-CV-040356; Welby, et al. vs. Le, et al. and related cross-action, Case Number 1-05-CV-038287; Feezor, et al. vs. Le, et al. and related cross-action, Case Number 1-04-CV-029940; Eakins vs. Lexor International, Inc., et al., Case Number 1-05-CV-045817; Jordan, et al. vs. Lexor International, et al., Case Number 1-05-CV-040365

Santa Clara County Superior Court, Civil - Unlimited Jurisdiction, 191 North First Street, San Jose, CA 95113:

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

Jean Genie Studio Inc. vs. Cinbee; Kyu Chun; John Kim; Jeantex Group, Inc. Case Number BC 382541

On December 18, 2007, Jean Genie Studio, Inc., an apparel wholesale company, included Jeantex Group, Inc. as one of defendants for a claim filed with the Superior Court of California, County of Los Angeles, in pursuant to certain business contract between Jean Genie Studio, Inc and Cinbee for sale of 3,282 pairs of Jeans. The Company is seeking for a dismissal from the court since Jeantex Group, Inc. did not have any involvement in this case.

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

None

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Fiscal Year 2008	High	Low
First Quarter Ending March 31,	$0.02	$0.02
Second Quarter Ending June 30,	$0.02	$0.01
Third Quarter Ending September 30,	$0.01	$0.01
Period Ending December 31,	$0.01	$0.01

Fiscal Year 2007
First Quarter Ending March 31,	$0.10	$0.04
Second Quarter Ending June 30,	$0.04	$0.01
Third Quarter Ending September 30,	$0.06	$0.02
Period Ending December 31,	$0.02	$0.02

Dividends to Shareholders:

No dividends have been paid or declared during the last six years; and the Registrant does not anticipate paying dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the valuation of shares issued for services and acquisition in the prior years. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

Revenues:

There was no revenue generating activity during the year ended December 31, 2008 and 2007.

Operating Expenses:

The Company incurred total operating expenses of $34,904 for the year ended December 31, 2008 as compared to $703,139 for the year ended December 31, 2007. The decrease in operating expenses was primarily due to the decrease in bad debt expenses from $617,336 in the year 2007 to $-0- in 2008.

Loss from operations:

The Company had loss from operations of $34,904 for the year ended December 31, 2008 as compared to $703,139 for the year ended December 31, 2007. This was mainly due to the decrease in general and administrative expenses from $85,803 in the year ended December 31, 2007 to $34,904 for the year ended December 31, 2008 as well as decrease in bad debt expenses from $617,336 in 2007 to $0 in 2008.

Net loss:

The Company had a net loss of $84,602 for the year ended December 31, 2008 as compared to a net loss of $756,594 for the year ended December 31, 2007. The net loss based on the basic and diluted weighted average number of common shares outstanding for the year ended December 31, 2008 was ($0.00) as compared to that of ($0.01) for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We must continue to raise capital to fulfill our plan of acquiring other companies and assisting in the development of those internally.

We had cash and cash equivalents of $219 and $1,950 as of December 31, 2008 and 2007, respectively.

Our operating activities used $42,831 cash in the year ended December 31, 2008 compared to $84,094 cash used in the year ended December 31, 2007. The use of cash in operating activities in 2008 and 2007 were for the payments of some accounts payable and interest.

Cash provided by financing activities was $41,100 and $80,797 for the years ended December 31, 2008 and 2007, respectively. This was from proceeds on notes from related party of $41,100 in 2008 compared to the proceeds from stock subscriptions of $62,600 and net proceeds of $18,197 on notes from related party in 2007.

The Company’s current liabilities exceeded the current assets by $884,963 in 2008 and $802,859 in 2007.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We have not generated any revenues from operations in 2008 and 2007. We plan on raising additional operating funds through loans, convertible debentures, other borrowings or the sale of our common stock. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to sell shares of our common stock or that we will be able to arrange for borrowings on acceptable terms if at all.

Our inability to access the capital markets or obtain acceptable financing could harm our results of operations and financial condition. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. We cannot guarantee that additional funding will be available on favorable terms.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Interest Rate Risk

We do not have significant interest rate risk, as all of our debt obligations are primarily short-term in nature to individuals, with fixed interest rates.

Disclosures about Market Risk

Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices. We currently do not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

ITEM 8. FINANCIAL STATEMENTS

JEANTEX GROUP, INC.
(Development Stage Company)
Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

Board of Directors
JEANTEX GROUP, INC.
Huntington Beach, California

We have audited the accompanying consolidated balance sheets of Jeantex Group, Inc. (Development Stage Company) , a Florida Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and the period from January 1, 2007 (reentering development stage) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jeantex Group, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the periods described, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. These factors as discussed in Note 2 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9 to the financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2007 to write off unsupported assets and the related income. Unaudited restatement information is presented in Note 9 for the year ended December 31, 2007.

/s/ M & K CPAS, PLLC

M & K CPAS, PLLC
Houston, Texas
April 13, 2009

JEANTEX GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
		(Restated)
ASSETS:

Current Assets:
Cash	$219	$1,950

Total Assets	$219	$1,950

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable	$172,718	$169,668
Accounts payable-related	19,500	19,500
Interest payable	159,567	123,344
Notes payable	335,500	335,500
Payables to related parties	197,897	156,797
Total Current Liabilities	885,182	804,809

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 96,258,196 issued and
outstanding	96,258	96,258
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and
outstanding	10	10
Additional paid in capital	16,629,965	16,700,187
Subscription receivable	-	(72,720)
Accumulated deficit prior to development stage	(16,770,000)	(16,770,000)
Accumulated deficit during development stage	(841,196)	(756,594)
Total Stockholders' Deficit	(884,963)	(802,859)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$219	$1,950

The accompanying notes are an integral part of these financial statements.

F-2

JEANTEX GROUP, INC.

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

AND THE PERIOD FROM JANUARY 1, 2007 (RE-ENTERING DEVELOPMENT STAGE) TO DECEMBER 31, 2008

				Period From
				January 1, 2007
				(re-entering
				development stage) to
	2008		2007	December 31, 2008
			(Restated)
NET SALES	$-		$-	$-

COST OF GOODS SOLD	-		-	-

GROSS PROFIT	-		-	-

OPERATING EXPENSES:
General and administration	34,904		85,803	120,707
Bad Debts	-		617,336	617,336
Total Operating Expenses	34,904		703,139	738,043

Loss from Operations	(34,904)		(703,139)	(738,043)

OTHER INCOME (EXPENSES)
Interest expense	(49,698)		(53,455)	(103,153)
Interest income	-		-	-
Total other income (expense)	(49,698)		(53,455)	(103,153)

NET LOSS	$(84,602)		$(756,594)	$(841,196)

Weighted average number of Class A
shares outstanding	96,258,196		96,258,196

Basic and diluted net loss per share Class A	$(0.00)		$(0.01)

Weighted average number of Class B
shares outstanding	9,958		9,958

Basic and diluted net loss per share Class B	$(0.00	) $	(0.00)

	F-3

			JEANTEX GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

								Accumulated	Accumulated
			Class A					Deficit	Deficit
	Class A		Common	Class B		Additional		Prior to	During	Stockholders'
	Common Stock		Stock to be	Common Stock		Paid-In	Subscription	Development	Development	Deficit
	Shares	Amount	issued	Shares	Amount	Capital	Receivable	Stage	Stage	Totals

Balance, December 31, 2006	96,258,196	96,258	48,430	9,958	10	16,697,689	(183,750)	(16,770,000)		(111,363)

Subscription cancelled			(48,430)				48,430
Payment received for prior subscription							62,600			62,600
Imputed interest on loan from related party						2,498				2,498
Net loss									(756,594)	(756,594)

Balance, December 31, 2007 (Restated)	96,258,196	96,258		9,958	10	16,700,187	(72,720)	(16,770,000)	(756,594)	(802,859)

Write off subscription receivable						(72,720)	72,720
Imputed interest on loan from related party						2,498				2,498
Net loss									(84,602)	(84,602)

Balance, December 31, 2008	96,258,196	96,258		9,958	10	16,629,965		(16,770,000) (841,196)		(884,963)

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC.

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

AND THE PERIOD FROM JANUARY 1, 2007 (RE-ENTERING DEVELOPMENT STAGE) TO DECEMBER 31, 2008

			Period From
			January 1, 2007
			(re-entering
			development stage) to
	2008	2007	December 31, 2008
		(Restated)
Cash Flows From Operating Activities:
Net loss	$(84,602)	$(756,594)	$(841,196)
Adjustments to reconcile net loss to net cash
used in operating activities:
Imputed interst charged to equity	2,498	2,498	4,996
Bad debts	-	617,336	617,336
Changes in assets and liabilities:
Decrease in deposits and prepaid expenses	-	46,816	46,816
Decrease in accounts payable	3,050	(33,884)	(30,833)
Increase in accrued expenses	36,223	39,734	75,956
Net cash used in operating activities	(42,831)	(84,094)	(126,925)

Cash Flow From Financing Activities:
Proceeds from notes - related parties	41,100	19,467	60,567
Proceeds from notes	-	-	-
Payments of lines of credit	-	(1,270)	(1,270)
Payment received from prior subscription	-	-	-
Stock issued for cash	-	62,600	62,600
Net cash provided by financing activities	41,100	80,797	121,897
Increase(decrease) in cash	(1,731)	(3,297)	(5,028)
Cash - Beginning of period	1,950	5,247	5,247
Cash - End of period	$219	$1,950	$219

Supplemental Cash Flow Information:
Interest paid	$9,977	$8,200
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Jeantex Group, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

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

Jeantex Group, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

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

During the fourth quarter of Fiscal Year 2006, Jeantex, Inc. discontinued its private label manufacturing business, sold its fully depreciated equipment and began to look for sourcing opportunities in Asia. As of the date of this report, the Company has not entered into any definitive agreement with a sourcing partner for its private label business. The Company has been inactive and seeking for an acquisition opportunity. The Company re-entered the development stage on January 1, 2007.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2008 towards management of liabilities and improving the operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

Jeantex Group, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 2 – GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company's current liabilities exceed current assets by $884,963. The Company has an accumulated deficit of $17,611,196 at December 31, 2008. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Development Stage Company

The Company has not earned significant revenue from planned principal operations since 2006. Accordingly, effective January 1, 2007, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2008 and 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results.

Jeantex Group, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements

December 31, 2008

Revenue Recognition

Revenue Recognition Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company did not have any revenue during the years ended December 31, 2008 and 2007.

Fair Value of Financial Instruments

Carrying amounts for cash and cash equivalents, amounts due from acquisition target companies, accounts payable, notes and accrued interest payable, and debentures principal and interest payable approximate fair value due to the short-term nature of these instruments and interest at market rates. However, these values may not be representative of actual values that could have been realized as of the balance sheet dates or that will be realized in the future.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Stock Based Compensation

Jeantex accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued employees and to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented.

Basic and Diluted Net Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the years ended December 31, 2008 and 2007, there were no potentially dilutive securities outstanding.

Jeantex Group, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

Recent Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will become effective the Company’s fiscal quarter beginning March 1, 2009. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 will become effective the Company’s fiscal quarter beginning March 1, 2009. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective the Company’s fiscal quarter beginning March 1, 2009. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” This FSP is effective the Company’s fiscal quarter beginning March 1, 2009, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material impact on the financial statements.

Jeantex Group, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s financial statements.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This FSP is effective for us beginning January 1, 2009 and the Company does not expect that FSP EITF No. 03-6-1 would have a material impact on the financial statements.

Reclassifications

For comparative purposes, prior period’s consolidated financial statements have been reclassified to conform with report classifications of the current period.

4. NOTES PAYABLE

At December 31, 2008 and 2007, notes payable consisted of the following:

Note Payable to ex-president of the Company, unsecured, 8% interest
matured September 2006,	$250,000
Note Payable due to individual, unsecured, 8% interest due on demand	50,000
Note Payable due to individual, unsecured, 8% interest due on demand	25,000
Note Payable due to individual, unsecured, 8% interest due on demand	10,500
$335,500

Interest expense for the years ended December 31, 2008 and 207 were $49,698 and $53,455, respectively.

Jeantex Group, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

5. PAYABLE TO RELATED PARTIES

At December 31, 2008 and 2007, notes payable to related parties consisted of the following:

	2008	2007
Note Payable to Providential Holdings, Inc. related by
ownership, unsecured, 8% interest, due on demand.	$186,172	$145,072
Short-term loan by individual, related by common
director, unsecured, interest free, due on demand	11,725	11,725
	$197,897	$156,797

Accounts payable in the amounts of $19,500 and $19,500 as of December 31, 2008 and 2007, respectively, were due to related parties.

Imputed interest at 8% in the amounts of $2,498 and $2,498 for the years ended December 31, 2008 and 2007, respectively, are included as an increase to additional paid in capital.

6. INCOME TAXES

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

The Company currently has net operating loss carryforwards aggregating approximately $4,084,000, which expire through 2028. The deferred tax asset of approximately $1,593,000 related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets	$1,593,000	$1,450,000
Valuation allowance for deferred tax assets	(1,593,000)	(1,450,000)

Net deferred tax assets	$ -	$ -

F-12

Jeantex Group, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

7. STOCKHOLDERS' EQUITY

Pursuant to the amendment of the Articles of Incorporation of the Company as filed with the Secretary of State, Florida, on October 1, 2003, the authorized common stock has been divided into two classes known as Common Stock (previously known as Class A Common Stock) and Class B assessable common stock.

Common Stock

At December 31, 2008, the Company has authorized for issue, 4,999,500,000 shares of Common Stock with a par value of $0.001. Common Stock issued and outstanding of 96,258,196 shares are fully paid and non-assessable. 10,867,000 common shares of Class A Common Stock are to be cancelled per the Rescission Agreement dated March 31, 2005 with Lexor International, Inc. 10,000,000 common shares of Class A Common Stock are to be surrendered per the Agreement with Yves Castaldi Corp. dated June 2006.

Class B Common Stock

At December 31, 2008, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

Stock Transactions:

During the year ended December 31, 2008, the Company wrote off subscription receivable of $72,720 against stockholder’s equity.

During the year ended December 31, 2007, the Company cancelled a stock subscription of $48,430 which was recorded as shares to be issued in the prior year.

On January 17, 2007, the Company received $62,600 from the subscription receivable recorded in the prior year.

8. NOTES RECEIVABLE WRITE- OFF

During the year ended December 31, 2007, the Company wrote off $299,530 receivable from the previous owner of Jeantex, Inc. and related interest receivable of $51,796. In addition, the Company wrote off $266,010 receivable from BioWarm as the collectability of these loans was not assured.

9. RESTATEMENT

The Company has restated its previously issued December 31, 2007 consolidated financial statements for matters related to the following previously reported items: notes receivable, accrued expenses, additional paid in capital, accumulated deficit, operating expenses, and interest expense. The accompanying financial statements for the year ended December 31, 2007 have been restated to reflect the corrections in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Change and Error Corrections”. This restatement is primarily due to the corrections of errors in the previously reported financial statements. The loss per share increased (.01) to (0.01) per share as a result of these changes. The following is a summary of the restatements for December 31, 2007:

	Previously	Net
ASSETS	Reported	Change	Restated

Current Assets
Cash	$1,950		$1,950
Note receivable	285,985	(285,985)	$-
Note receivable-shareholders	-		$-
Total Current Assets	287,935	(285,985)	1,950

Other Assets
Other receivables	-	-	-
TOTAL ASSETS	$287,935	$(285,985)	$1,950

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$169,668		$169,668
Accrued expenses	128,344	(5,000)	123,344
Notes payable	335,500		335,500
Payables to related parties	176,297		176,297

TOTAL CURRENT LIABILITIES	809,809	(5,000)	804,809

STOCKHOLDERS' DEFICIT:

Common stock, non-assessable, $0.001 par value, 4,999,500,000 shares authorized;
96,258,196 issued and outstanding	96,258		96,258
Class B Common stock, assessable, $0.001 par value, 10,000 shares authorized;
9,958 issued and outstanding	10		10
Additional paid-in capital	16,697,689	2,498	16,700,187
Subscription receivable	(72,720)		(72,720)
Accumulated deficit prior to development stage	(17,243,111)	473,111	(16,770,000)
Accumulated deficit during development stage	-	(756,594)	(756,594)
TOTAL STOCKHOLDERS’ DEFICIT	(521,874)	(283,483)	(802,859)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$287,935	$(285,985)	$1,950

	Previously	Net
	Reported	Change	Restated
NET SALES	$-		$-
COST OF GOODS SOLD	-		-
GROSS PROFIT	-	-	-
Operating expenses:
General and administrative	90,803	(5,000)	85,803
Bad debts	351,326	266,010	617,336
Total operating expenses	442,129	261,010	703,139
Loss from Operations	(442,129)	(261,010)	(703,139)
OTHER INCOME (EXPENSES)
Interest expense	(50,957)	(2,498)	(53,455)
Interest income	19,975	(19,975)	-
Total non-operating expenses	(30,982)	(22,473)	(53,455)
Net Loss	$(473,111)	$(283,483)	$(756,594)
Weighted average common shares outstanding	96,258,196		96,258,196
Basic and diluted net loss per share	$(0.00)		$(0.01)

Description of Net Change:

Note receivable was reduced and bad debt expense was increased by $285,985 due to the amount not being collectable.

Accrued expenses were reduced and general and administrative expenses were increased by $5,000 due to the reversal of an over accrual.

Additional paid in capital and interest expenses were increased by $2,498 for imputed interest on a loan from a related party.

Interest income was reduced by $19,975 to reverse the interest recorded on the note receivable which was determined to be uncollectable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In October 2008, the PCAOB has revoked the registration of our prior auditor, Jaspers + Hall. The Company dismissed Jaspers + Hall and engaged McElravy, Kinchen & Associates, P.C., a PCAOB registered Certified Public Accounting firm, to re-audit the fiscal year ended December 31, 2007 to be included in our filing with the Commission.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation, under the supervision and with the participation of the Company’s management, was carried out including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management, including the principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, management performed additional analysis and other post-closing procedures in an effort to ensure its consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified.

1.	As of December 31, 2008, effective controls over the control environment were not maintained. Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place. Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2008, effective controls over financial statement disclosure were not maintained. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	This lack of internal controls over financial reporting resulted in the restatement of our December 31, 2007 financial statements, as presented herein, and in Note 9 to the included financial statements.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER MATTERS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers and Directors:

Name	Age	Positions and Offices Held
Henry D. Fahman	55	Chairman, Interim President since March 31, 2005

The current board of directors of the Company consists of Henry Fahman as Chairman.

Business Experience of Directors and Executive Officers:

Henry Fahman, Director

Henry D. Fahman is currently Interim Chief Executive and Acting Financial Officer of the Company and has been President and Chairman of the Board of Providential Holdings, Inc., a corporation currently trading on the Over-the-Counter Bulletin Board under the symbol "PRVH", since January 14, 2000. Mr. Fahman served as President and Chairman of the Board of Providential Securities, Inc. from its inception in October 1992 to October 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman is currently Chairman of the Board of Trustees of Union International University and President of Providential Foundation, Inc., both of which are non-profit organizations.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers:

None

Audit Committee and Financial Expert:

Since our Board of Director currently consists of only one member and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e) 2.13.

Section 16(A) Beneficial Ownership Reporting Compliance:

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

Code of Ethics:

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

The following table sets forth compensation paid by the Company to the executive officers.

		Annual Compensation			Long-term Compensation

					Awards		Payouts

Name and					Restricted	Securities
Principal				Other Annual	Stock	Underlying	LTIP	All Other
Position	Year	Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation

Henry	2008	0	0	0	0	0	0	0
Fahman
(Interim	2007	0	0	0	0	0	0	0
CEO/CFO)	2006	0	0	0	0	0	0	0

Compensation of Directors:

Our current directors do not receive extra compensation for their service on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

The following table sets forth information, as of December 31, 2008, with respect to the number of shares beneficially owned by individual and directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial	Amount and Nature of Beneficial	Percent of Class (1)
Owner	Ownership

Henry Fahman, Chairman/ Interim	2,000,000 Common Stock,	2.08 % of Common
CEO/CFO		Stock
Non-assessable shares
17011 Beach Blvd., Suite 1230

Huntington Beach, CA 92647

Susan Shin, President/ CEO of	27,085,714 Common Stock	28.13% of Common
Jeantex, Inc.		Stock
Non-assessable shares
930 E. Jefferson Street,

Los Angeles, CA 90011

Providential Foundation, Inc.	4,032,000 Common Stock	4.19 % of Common
Stock
11216 Central Ave.	Non-assessable shares

South El Monte, CA 91733

Providential Capital, Inc.	3,289,667 Common Stock	3.42 % of Common
Stock
17011 Beach Blvd., Suite 1230	Non-assessable shares

Huntington Beach, CA 92647

Providential Holdings, Inc.	5,357,000 Common Stock	5.56 % of Common
Stock
17011 Beach Blvd., Suite 1230	Non-assessable shares

Huntington Beach, CA 92647

All Directors and Executive Officers	41,764,381 Common Stock	43.38% of Common
as a group		Stock
Non-assessable shares

(1) Based upon 96,258,196 shares of Non-assessable Common Stock and 9,958 shares of Class B Assessable Common Stock issued as of December 31, 2008.

ITEM 13. CERTAIN REALTIONSHIPS AND RELATED TRANSACTIONS

Providential Holdings, Inc.: As of December 31, 2008, the Company owes $186,172 to Providential Holdings, Inc., a shareholder of the Company with a mutual CEO/Director. This loan is unsecured, carries 8.5% interest per annum, and due on demand. The Company also has a balance of $19,500 in accounts payable to Providential Holdings, Inc.

Henry Fahman: The Company owes $11,725 to the interim CEO/CFO of the Company as of December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company recorded a total fee of $15,500 to M & K CPAs, PLLC related to the audits for the years ended December 31, 2008 and 2007 and a review in 2008 and $18,900 to Jaspers + Hall for the review for the year ended December 31, 2008 and 2007 and for the audit for the year ended December 31, 2007.

All Other Fees

The Company did not incur or pay any non-audit fees for the years 2008 or 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

FINANCIAL STATEMENTS

The following financial statements of Jeantex Group, Inc. are included:

Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Cash Flows Consolidated Statements of Owners’ Equity

  December 31, 2008 and 2007
  For years ended December 31, 2008 and 2007
  For years ended December 31, 2008 and 2007
  For years ended December 31, 2008 and 2007

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm (M & K CPAs, PLLC)

EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.		Description

3	(i)1	Articles of Incorporation, as amended, filed as Exhibit 3(a) to the Company's Form 10 K for the year ended September 30, 1983.

3	(i)2	Articles of Amendment to the Articles of Incorporation, filed as Exhibit B to the Company's
Definitive Proxy Statement on Schedule 14A, filed on May 22, 2002.

3	(i)3	Articles of Amendment to the Articles of Incorporation of Western Silver-Lead Corporation
dated September 29, 2003, filed May 3,2006 as Exhibit 3(i)3 to the Company's Form 10KSB for
the year ended December 31, 2005.

3	(i)4	Articles of Amendment to the Articles of Incorporation of Lexor Holdings dated June 29, 2005, filed May 3, 2006 as Exhibit 3(i)4 to the Company's Form 10KSB for the year ended December
31, 2005.

3	(ii)1	By-laws, as amended, filed as Exhibit 3(b) to the Company's Form 10 K for the year ended
September 30, 1983.

3	(ii) 2	By-laws, as amended, filed May 3, 2006 as Exhibit 3(ii)2 to the Company's Form 10KSB for the
year ended December 31, 2005.

10	(i)1	Asset Purchase Agreement between the Company and WSL, LLC, filed as Exhibit D to the
Company's Definitive Proxy Statement on Schedule 14A, filed on May 22, 2002.

42

31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14a/15d-14(a) Certification of Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Financial Officer

(B) Forms 8-K filed.

1.	Stock Purchase Agreement with Yves Castaldi Corporation, filed on January 6, 2006.

2.	Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., filed on February 6, 2006.

3.	Amendment to Stock Purchase Agreement with Yves Castaldi Corporation, filed June 6, 2006.

4.	Change of Auditors, filed November 6, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEANTEX GROUP, INC.

(Registrant) Date: April 15, 2009

By: /s/ Henry D. Fahman

Henry D. Fahman,

Director and Interim Chief Executive/Financial Officer