Form 10-Q
period 2009-03-31
Jeantex Group, Inc.
filed 2009-05-20
CIK 106311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2009

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __     Accelerated filer __    Non-accelerated filer ___   Smaller reporting company  X

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes    No X

As of May 19, 2009, there were 96,258,196 shares of the issuer's Common Stock, $.001 par value per share, Class A Common Stock, (including 10,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B Common Stock, $.001 par value, issued and outstanding.

JEANTEX GROUP, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheets as of March 31, 2009 and December 31, 2008 (unaudited)

     Statements of Operations for the Three Months Ended March 31, 2009 and 2008 and the period from January 1, 2007 (Inception) to March 31, 2009 (unaudited)

     Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 and the period from January 1, 2007 (Inception) to March 31, 2009(unaudited)

     Notes to Unaudited Financial Statements

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information Item 6. Exhibits Signatures

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

Jeantex Group, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2009

1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended December 31, 2008.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Development Stage Company

The Company has not earned significant revenue from planned principal operations since 2006. Accordingly, effective January 1, 2007, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception of development stage.

2. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $17,632,270 at March 31, 2009. At March 31, 2009, the Company’s current liabilities exceeded its current assets by $905,806. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. NOTES PAYABLE

At March 31, 2009 and December 31, 2008, notes payable consisted of the following:

Note Payable to ex-president of the Company, unsecured,
8% interest matured September 2006,	$250,000
Note Payable due to individual, unsecured, 8% interest due on demand	50,000
Note Payable due to individual, unsecured, 8% interest due on demand	25,000
Note Payable due to individual, unsecured, 8% interest due on demand	10,500
$335,500

Interest expense on these notes for the periods ended March 31, 2009 and 208 were $12,245 and $11,823, respectively.

4. PAYABLES TO RELATED PARTIES

At March 31, 2009 and December 31, 2008, notes payable to related parties consisted of the following:

	March 31,	December 31,
	2009	2008

Note Payable to Providential Holdings, Inc.
related by ownership, unsecured, 8% interest,
due on demand	$192,172	$186,172

Short-term loan from officer, unsecured,
interest free, due on demand	11,725	11,725

	$203,897	$197,897

The note payable to Providential Holdings was increased by $6,000 for amounts lent to the Company to pay for operating expenses.

Imputed interests on the interest free short-term loan from officer in the amount of $231 and $2,498 were included as an increase to additional paid in capital at March 31, 2009 and December 31, 2008, respectively.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues:

The Company had no revenue for the quarters ended March 31, 2009 or 2008.

Operating Expenses:

The Company incurred total operating expenses of $8,391 for the quarter ended March 31, 2009 as compared to $8,592 for the same quarter in 2008. The operating expenses consisted of general and administration expenses. The general administration expenses were consistent in the first quarter of 2009 to the prior year with a slight decrease.

Loss from operations:

The Company had losses from operations of $8,391 for the quarter ended March 31, 2009 as compared to a loss from operations of $8,592 for the same quarter in 2008. This small decrease of loss was due to decrease in general and administration expense of $201 in the quarter ended March 31, 2009.

Net loss:

The Company had a net loss of $21,074 for the quarter ended March 31, 2009 as compared to a net loss of $20,689 in the same quarter in 2008. The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarters ended March 31, 2009 and 2008 was $0.00 for both periods.

Liquidity and Capital Resources

At March 31, 2009, the Company's had $0 in cash. The Company used $6,219 for operating activities during the three-month period ended March 31, 2009 compared to $21,682 for the same quarter in 2008. The use of cash in operating activities in 2009 and 2008 were for the payments of some accounts payable and interest.

In financing activities, the Company obtained $6,000 and $21,300, respectively from proceeds on notes from a related party during the three-month period ended March 31, 2009 and 2008.

The Company has incurred an accumulated deficit as of March 31, 2009 of $17,632,270.

The future of the Company is dependent on its ability to generate cash from future acquisition of a business. There can be no assurance that the Company will be able to implement its current plan.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None

Item 3. Default upon senior Securities

None

Item 4. Submission of matters to a vote of security holders

None

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Index to Exhibits.

Exhibit 31.1	CERTIFICATION OF THE PRINCIPAL EXECUTIVE/FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. Sections 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEANTEX GROUP, INC. (Registrant)

Date: May 20, 2009

By: /s/ Henry D. Fahman

Henry D. Fahman,

Principal Executive/Financial Officer