Form 10-Q
period 2009-06-30
Jeantex Group, Inc.
filed 2009-09-18
CIK 106311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __. Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __ Accelerated filer __ Non-accelerated filer Smaller reporting company  X

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes __ No X

As of September 16, 2009, there were 96,258,196 shares of the issuer's Common Stock, $.001 par value per share, Class A Common Stock, (including 10,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B Common Stock, $.001 par value, issued and outstanding.

JEANTEX GROUP, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets as of June 30, 2009 and December 31, 2008 (unaudited)

Statements of Operations for the Three Months and Six Months Ended June 30, 2009 and 2008 and the period from January 1, 2007 (Inception) to June 30, 2009 (unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 and the period from January 1, 2007 (Inception) to June 30, 2009(unaudited)

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

2

JEANTEX GROUP, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE PERIOD FROM INCEPTION (JANUARY 1, 2007) TO JUNE 30, 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception of Development Stage (Jan 1, 2007) to June 30, 2009
	2009	2008	2009	2008	
NET SALES	$ -	$ -	$ -	$ -	$ -
COST OF GOODS SOLD	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-
OPERATING EXPENSES:					
General and administration	18,808	9,385	27,199	17,977	147,906
Bad Debts	-	-	-		617,336
Total Operating Expenses	18,808	9,385	27,199	17,977	765,242

Loss from operations	(18,808)	(9,385)	(27,199)	(17,977)	(765,242)
OTHER INCOME (EXPENSES)					
Interest expense	(13,650)	(12,499)	(26,333)	(24,596)	(129,486)
Total other income (expense)	(13,650)	(12,499)	(26,333)	$ (24,596)	(129,486)
NET LOSS	$ (32,458)	$ (21,884)	$ (53,532)	$ (42,573)	(894,728)
Weighted average number of shares outstanding	96,258,196	96,258,196	96,258,196	96,258,196	
Basic and diluted net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	

The accompanying notes are an integral part of these financial statements.

Jeantex Group, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2009

1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended December 31, 2008.

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

2. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $17,664,728 at June 30, 2009. At June 30, 2009, the Company’s current liabilities exceeded its current assets by $937,934. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. NOTES PAYABLE

At June 30, 2009 and December 31, 2008, notes payable consisted of the following:

Interest expense on these notes for the six month periods ended June 30, 2009 and 2008 was $17,420 for each period.

4. PAYABLES TO RELATED PARTIES

At June 30, 2009 and December 31, 2008, notes payable to related parties consisted of the following:

The increases in note payable to PHI Group, Inc., Philand Corporation and short-term loan from officer by $21,000, $1,000 and $5,100 respectively, were for amounts lent to the Company to pay for operating expenses.

Imputed interest on the interest free short-term loan from officer in the amount of $561 and $2,498 were included as an increase to additional paid in capital at June 30, 2009 and December 31, 2008, respectively.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues:

The Company had no revenue for the quarters ended June 30, 2009 or 2008.

Operating Expenses:

The Company incurred total operating expenses of $18,808 for the quarter ended June 30, 2009 as compared to $9,385 for the same quarter in 2008. The increase is due to increase in general and administration expenses in the current period compared to the corresponding quarter in 2008.

Loss from operations:

The Company had losses from operations of $18,808 for the quarter ended June 30, 2009 as compared to a loss from operations of $9,385 for the quarter ended June 30, 2008. This increase of loss was due to the increase in general and administration expenses in the current quarter.

Net loss:

The Company had a net loss of $32,458 for the quarter ended June 30, 2009 as compared to a net loss of $21,884 in the same quarter in 2008. The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarters ended June 30, 2009 and 2008 was $0.00 for both periods.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues:

The Company had no revenue for the periods ended June 30, 2009 or 2008.

Operating Expenses:

The Company incurred total operating expenses of $27,199 for the period ended June 30, 2009 as compared to $17,977 for the same period in 2008. The operating expenses consisted of general and administration expenses. The general administration expenses increased in the period ended June 30, 2009 by $9,222 compared to the same period in the prior year due to an increase in audit fees.

Loss from operations:

The Company had losses from operations of $27,199 for the period ended June 30, 2009 as compared to a loss from operations of $17,977 for the same period in 2008. This increase of loss was due to anincrease in general and administration expense in the period ended June 30, 2009.

Net loss:

The Company had a net loss of $53,532 for the period ended June 30, 2009 as compared to a net loss of $42,573 in the same period in 2008. The net loss based on the basic and diluted weighted average number of common shares outstanding for the periods ended June 30, 2009 and 2008 was $0.00 for both periods.

Liquidity and Capital Resources

At June 30, 2009, the Company's had $47 in cash. The Company used $27,272 for operating activities during the six-month period ended June 30, 2009 compared to $25,666 for the same period in 2008.

The use of cash in operating activities in 2009 and 2008 were for the payments of some accounts payable and interest.

In financing activities, the Company obtained $27,100 and $25,300, respectively from proceeds on notes from a related party during the six-month period ended June 30, 2009 and 2008.

The Company has incurred an accumulated deficit as of June 30, 2009 of $17,664,728.

The future of the Company is dependent on its ability to generate cash from future acquisition of a business. There can be no assurance that the Company will be able to implement its current plan.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

JEANTEX GROUP, INC.
(Registrant)

Date: September 17, 2009

By: /s/ Henry D. Fahman
Henry D. Fahman,
Principal Executive/Financial Officer