Form 10-Q
period 2009-09-30
Jeantex Group, Inc.
filed 2009-11-13
CIK 106311

JEANTEX GROUP, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets as of September 30, 2009 and December 31, 2008 (unaudited)

Statements of Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008 and
the period from January 1, 2007 (Inception) to September 30, 2009 (unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 and the period from
January 1, 2007 (Inception) to September 30, 2009(unaudited)

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

JEANTEX GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND THE PERIOD FROM JANUARY 1 ,2007 (INCEPTION) TO SEPTEMBER 30, 2009
(Unaudited)

		2009		2008		From Inception of Development Stage January 1, 2007 to Sep 30, 2009
Cash Flows From Operating Activities:						
Net loss	$	(74,263)	$	(345,298)	$	(915,459)
Adjustments to reconcile net loss to net cash used in operating activities:						
Bad debts		-		295,973		617,336
Imputed interest charged to equity		901		2,336		5,897
Decrease in deposits and prepaid expenses		-		-		46,816
Increase(decrease) in accounts payable		722		(2,388)		(30,111)
Increase in accrued expenses		38,467		29,312		114,423
Net cash used in operating activities		(34,173)		(20,065)		(161,098)
Cash Flow From Financing Activities:						
Proceeds from notes - related parties		33,975		28,300		94,542
Payments of lines of credit		-		(9,987)		(1,270)
Stock issued for cash		-		-		62,600
Net cash provided by financing activities		33,975		18,313		155,872
Increase(decrease) in cash		(198)		(1,752)		(5,226)
Cash - Beginning of period		219		1,950		5,247
Cash - End of period	$	21	$	198	$	21
Supplemental Cash Flow Information:						
Interest paid	$	1,000	$	7,758	$	19,177
Taxes paid	$	-	$	-	$	-

Jeantex Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2009

1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended December 31, 2008.

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ( the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

2. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $17,685,459 at September 30, 2009. At September 30, 2009, the Company’s current liabilities exceeded its current assets by $958,325. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. NOTES PAYABLE

At September 30, 2009 and December 31, 2008, notes payable consisted of the following:

Interest expense on these notes for the nine month periods ended September 30, 2009 and 2008 was $26,130 for each period.

4. PAYABLES TO RELATED PARTIES

At September 30, 2009 and December 31, 2008, notes payable to related parties consisted of the following:

The increases in note payable to PHI Group, Inc., Philand Corporation and short-term loan from officer by $27,875, $1,000 and $5,100 respectively, were for amounts lent to the Company to pay for operating expenses.

Imputed interest on the interest free short-term loan from officer in the amount of $901 and $2,498 were included as an increase to additional paid in capital at September 30, 2009 and December 31, 2008, respectively.

5. SUBSEQUENT EVENTS

There were not any subsequent events through November 11, 2009.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues:

The Company had no revenue for the quarters ended September 30, 2009 or 2008.

Operating Expenses:

The Company incurred total operating expenses of $6,901 for the quarter ended September 30, 2009 as compared to $1,928 for the same quarter in 2008. The increase is due to increase in general and administration expenses in the current period compared to the corresponding quarter in 2008.

Loss from operations:

The Company had losses from operations of $6,901 for the quarter ended September 30, 2009 as compared to a loss from operations of $1,928 for the quarter ended September 30, 2008. This increase of loss was due to the increase in general and administration expenses in the current quarter.

Net loss:

The Company had a net loss of $20,731 for the quarter ended September 30, 2009 as compared to a net loss of $312,713 in the same quarter in 2008. The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarters ended September 30, 2009 and 2008 was $0.00 for both periods.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues:

The Company had no revenue for the periods ended September 30, 2009 or 2008.

Operating Expenses:

The Company incurred total operating expenses of $34,100 for the period ended September 30, 2009 as compared to $19,905 for the same period in 2008. The operating expenses consisted of general and administration expenses. The general administration expenses increased in the period ended September 30, 2009 by $14,195 compared to the same period in the prior year due to an increase in audit fees.

Loss from operations:

The Company had losses from operations of $34,100 for the period ended September 30, 2009 as compared to a loss from operations of $19,905 for the same period in 2008. This increase of loss was due to an increase in general and administration expense in the period ended September 30, 2009.

Net loss:

The Company had a net loss of $74,263 for the period ended September 30, 2009 as compared to a net loss of $59,312 in the same period in 2008. The net loss based on the basic and diluted weighted average number of common shares outstanding for the periods ended September 30, 2009 and 2008 was $0.00 for both periods.

Liquidity and Capital Resources

At September 30, 2009, the Company's had $21 in cash. The Company used $34,173 for operating activities during the nine-month period ended September 30, 2009 compared to $30,052 for the same period in 2008.

The use of cash in operating activities in 2009 and 2008 were for the payments of some accounts payable and interest.

In financing activities, the Company obtained $33,975 and $28,300, respectively from proceeds on notes from a related party during the nine-month period ended September 30, 2009 and 2008.

The Company has incurred an accumulated deficit as of September 30, 2009 of $17,685,459.

The future of the Company is dependent on its ability to generate cash from future acquisition of a business. There can be no assurance that the Company will be able to implement its current plan.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

JEANTEX GROUP, INC.
(Registrant)

Date: November 12, 2009

By: /s/ Henry D. Fahman
Henry D. Fahman,
Principal Executive/Financial Officer