Form 10-K
period 2009-12-31
Jeantex Group, Inc.
filed 2010-04-15
CIK 106311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2009

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

NAME OF EACH EXCHANGE                TITLE OF EACH CLASS:

ON WHICH REGISTERED:

NONE                                                                       NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒   No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer            Accelerated filer            Non-accelerated filer      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, at                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                   April   9, 2010 was $6,256,782 based on a price of $0.065 per share.

As of March 31, 2010, there were 96,258,196 shares of the issuer's Common Stock, $.001 par value per share, Class A Common Stock and 9,958 shares of the issuer's Class B Common Stock, $.001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I

Item 1.	Business Overview
Item 1A. Item 1B	Risk Factors Unresolved Staff Comments
Item 2.	Description of Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

On June 22, 2005, the Company entered into a Stock Purchase Agreement with Jeantex, Inc., a California corporation. On June 29, 2005, the transaction contemplated in the Stock Purchase Agreement was completed and a Closing Memorandum was executed by all parties. The Company agreed to issue 20,000,000 shares of its Class A common stock to Jeantex, Inc.'s shareholder in exchange for 100% of the issued and outstanding equity interest of Jeantex, Inc. and issue 36,350,000 shares of its Class A common stock for consulting and reorganization expenses in connection with this transaction. On June 29, 2005 the board of directors of the Company approved resolutions to stock transfer agent to issue shares to Jeantex pursuant to the Agreement.  The shares of Jeantex common stock to be issued were restricted pursuant to Rule 144.

On December 20, 2005, the Company entered into a Stock Purchase Agreement with Yves Castaldi Corporation, a California corporation. Pursuant to the terms of the Agreement, Jeantex Group, Inc. has agreed to acquire 51% of the total issued and outstanding equity interests of Castaldi (10,408 shares of the common stock) in exchange for the payment of $650,000 in cash ($50,000 paid on December 29, 2005 and an executed promissory note for the remaining $600,000 of which $300,000 is to be used for working capital) and the issuance of 10,000,000 newly-issued shares of Jeantex Group, Inc. common stock. The 10,000,000 shares of Jeantex restricted common stock were to be vested on a pro-rata basis, based on a minimum of $10,000,000 in revenues and between $2.5 and $3.0 million in net profit to be generated by Yves Castaldi Corporation in the next 12 months. The closing of this acquisition occurred December 30, 2005.

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

During the fourth quarter of Fiscal Year 2006, Jeantex, Inc. discontinued its private label manufacturing business, sold its fully depreciated equipment and began to look for sourcing opportunities in Asia. As of the date of this report, the Company has not entered into any definitive agreement with a sourcing partner for its private label business. The Company has been seeking an acquisition opportunity.

On April 5, 2010, the Company filed the Articles of Amendment to Articles of Incorporation with the Florida Department of State to change the corporate name to “Catalyst Resource Group, Inc.”, reduce the amount of authorized common stock to 300,000,000 shares and authorize 100,000,000 shares of preferred stock. (Subsequent Event)

ITEM  1A.  RISK FACTORS

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

We incurred losses for fiscal years 2009 and 2008.

We incurred losses of $107,267 and $84,602 in the fiscal years ended December 31, 2009 and 2008, respectively. Our continuing loss is resulted from discontinued operation and reorganization expenses. If we are unable to achieve a merger with other company, our business and stock price may be adversely affected.

We had negative working capital at December 31, 2009.

At December 31, 2009, we had negative working capital of $989,426. We have had difficulty meeting operating expenses, including interest payments on debt and vendor obligations. We have at times borrowed from related parties to meet our obligations.

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

Eakins vs. Lexor International, Inc., et al., Case Number 1-05-CV-045817;

Jordan, et al. vs. Lexor International, et al., Case Number 1-05-CV-040365;

Maria Khan vs. Nga Le, Vu Lam, et al., Case Number 1-05-CV-053707;

Andrea Dawn Byfield vas Nga Le, Vu Lam, et al., Case Number 1-05-CV-037665.

Santa Clara County Superior Court, Civil - Unlimited Jurisdiction, 191 North First Street, San Jose, CA 95113:

These claims were filed between 11/02/2004 and 12/05/2005 for the personal injuries allegedly sustained by Plaintiffs as a result of their patronage of certain nail salons and the use of foot spas designed and manufactured by Defendants Lexor International, Inc., a Maryland corporation, and Christopher Lac Long, and sold by Defendants Lexor International, Inc., Christopher Lac Long and David Vo, individually and DBA Little Saigon Beauty Supply, which were allegedly defective and allegedly improperly designed, maintained, sanitized, disinfected, labeled and/or instructed by Defendants. Jeantex, Inc. and Jeantex Group were also named in these cases because of the Company’s previous relationship with Lexor International, Inc. even though the Stock Purchase Agreement between Lexor International, Inc. and the Company was rescinded on March 31, 2005.

The Company was dismissed from Case Numbers 1-05-CV-040356, 1-05-CV-040365, 1-05-CV-053707, and 1-05-CV-037665 on 02/09/2007.

The Company was dismissed from Case Numbers 1-05-CV-038287 and 1-05-CV-045817 on 10/05/2007.

The Company was dismissed from Case Number 1-04-CV-029940 on 5/14/2009.

Christopher Long vs. Jeantex Group, Inc. et al., Case Number 07CC02012

On January 22, 2007, Christopher Long, former President and CEO of the Company, filed a claim with the Superior Court of California, County of Orange, Central Justice Center, against the Company and Henry Fahman, Interim President of the Company, for a total of $250,000 and accrued interest at 8% per annum in connection with the promissory note dated March 31, 2005 which was made to Christopher Long as a part of the Rescission Agreement between the Company and Lexor International, Inc. The Company and Christopher Long entered into a Compromise Settlement Agreement and Mutual Release on January 11, 2008 whereby the Company and Christopher Long agreed to allow a stipulation to be entered in favor of Christopher Long in the amount of $250,000 plus interest accruing at a rate of 8% per annum. These amounts have been recorded in the books of the Company.

Jean Genie Studio Inc. vs. Cinbee; Kyu Chun; John Kim; Jeantex Group, Inc. Case Number BC 382541

On December 18, 2007, Jean Genie Studio, Inc., an apparel wholesale company, included Jeantex Group, Inc. as one of defendants for a claim filed with the Superior Court of California, County of Los Angeles, pursuant to certain business contract between Jean Genie Studio, Inc and Cinbee for sale of 3,282 pairs of Jeans. This case was dismissed by Judge Mary Ann Murphy on 08/31/2009.

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

Fiscal Year 2009	High	Low
First Quarter Ending March 31,	$0.006	$0.004
Second Quarter Ending June 30,	$0.004	$0.004
Third Quarter Ending September 30,	$0.320	$0.003
Fourth Quarter Ending December 31,	$0.239	$0.016
Fiscal Year 2008
First Quarter Ending March 31,	$0.02	$0.02
Second Quarter Ending June 30,	$0.02	$0.01
Third Quarter Ending September 30,	$0.01	$0.01
Fourth Quarter Ending December 31,	$0.01	$0.01

Dividends to Shareholders:

No dividends have been paid or declared during the last seven years; and the Registrant does not anticipate paying dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

	2009	2008
Net revenues	$-	$-
Income (loss) from operations	(51,704)	(34,904)
Net other income (expense)	(55,563)	(49,698)
Net income (loss )	(107,267)	(84,602)
Net loss per share	(0.00)	(0.00)

Total assets	$-	$219
Total liabilities	$989,518	$885,182

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the valuation of shares issued for services and acquisition in the prior years. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

Revenues:

There was no revenue generating activity during the year ended December 31, 2009 and 2008.

Operating Expenses:

The Company incurred total operating expenses of $51,704 for the year ended December 31, 2009 as compared to $34,904 for the year ended December 31, 2008. The increase in operating expenses was primarily due to the increase in professional expenses from $16,380 in the year 2008 to $27,500 in 2009.

Loss from operations:

The Company had loss from operations of $51,704 for the year ended December 31, 2009 as compared to $34,904 for the year ended December 31, 2008. This was mainly due to the increase in professional expenses from $16,380 in the year ended December 31, 2008 to $27,500 for the year ended December 31, 2009.

Net loss:

The Company had a net loss of $107,267 for the year ended December 31, 2009 as compared to a net loss of $84,602 for the year ended December 31, 2008.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the years ended December 31, 2009 and 2008 was ($0.00) for both years.

LIQUIDITY AND CAPITAL RESOURCES

We must continue to raise capital to fulfill our plan of acquiring other companies and assisting in the development of those internally.

We had cash of $92 and $219 as of December 31, 2009 and 2008, respectively.

Our operating activities used $45,594 cash in the year ended December 31, 2009 compared to $42,831 cash used in the year ended December 31, 2008. The use of cash in operating activities in 2009 and 2008 were for the payments of some accounts payable and interest.

Cash provided by financing activities was $45,375 and $41,100 for the years ended December 31, 2009 and 2008, respectively.  This was from proceeds on notes from related party of $45,375 in 2009 compared to net proceeds of $41,100 on notes from related party in 2008.

The Company’s current liabilities exceeded the current assets by $989,426 in 2009 and $884,963 in 2008.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We have not generated any revenues from operations in 2009 and 2008. We plan on raising additional operating funds through loans, convertible debentures, other borrowings or the sale of our common stock. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to sell shares of our common stock or that we will be able to arrange for borrowings on acceptable terms if at all.

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

ITEM 8. FINANCIAL STATEMENTS

JEANTEX GROUP, INC.

(Development Stage Company)

Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

TABLE OF CONTENTS                                                                                                                                    PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                     F-1

 CONSOLIDATED BALANCE SHEETS                                                                                                        F-2

 CONSOLIDATED STATEMENTS OF OPERATIONS                                                                               F-3

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT                                                    F-4

 CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                               F-5

NOTES TO FINANCIAL STATEMENTS                                                                                                    F-6 - F-13

Report of Independent Registered Public Accounting Firm

Board of Directors

JEANTEX GROUP, INC.

Huntington Beach, California

We have audited the accompanying consolidated balance sheets of Jeantex Group, Inc. (A Development Stage Company), as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and the period from January 1, 2007 (re-entering development stage) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jeantex Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the periods described above, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M & K CPAS, PLLC

M & K CPAS, PLLC

Houston, Texas

April 12, 2010

JEANTEX GROUP, INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS:

Current Assets:
Cash	$92	$219
Total Assets	$92	$219

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable	$179,746	$172,718
Accounts payable-related	19,500	19,500
Interest payable	211,400	159,567
Notes payable	335,500	335,500
Payables to related parties	243,372	197,897
Total Current Liabilities	989,518	885,182

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 96,258,196 issued and outstanding	96,258	96,258
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding at December 31, 2009 and 2008, respectively	10	10
Additional paid in capital	16,632,769	16,629,965
Accumulated deficit prior to development stage	(16,770,000)	(16,770,000)
Accumulated deficit during development stage	(948,463)	(841,196)
Total Stockholders' Deficit	(989,426)	(884,963)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$92	$219

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD
FROM RE-ENTERING DEVELOPMENT STAGE (JANUARY 1, 2007) TO DECEMBER 31, 2009

			From Re-entering of
	Years Ended		Development Stage
			January 1, 2007 to
	2009	2008	December 31, 2009

NET SALES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
General and administration	51,704	34,904	172,411
Bad Debts	-	-	617,336
Total Operating Expenses	51,704	34,904	789,747

Loss from Operations	(51,704)	(34,904)	(789,747)

OTHER INCOME (EXPENSES)
Interest expense	(55,563)	(49,698)	(158,716)
Total other income (expense)	(55,563)	(49,698)	(158,716)

NET LOSS	$(107,267)	$(84,602)	$(948,463)

Weighted average number of Class A shares
outstanding-basic and diluted	96,258,196	96,258,196

Basic and diluted net loss per share-Class A	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

							Accumulated	Accumulated
							Deficit	Deficit
	Class A		Class B		Additional		Prior to	During	Stockholders'
	Common Stock		Common Stock		Paid-In	Subscription	Development	Development	Deficit
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Stage	Totals
Balance, December 31, 2007	96,258,196	$ 96,258	9,958	$ 10	$ 16,700,187	$ (72,720)	$ (16,770,000)	$ (756,594)	$ (802,859)

Write off subscription receivable	-	-	-	-	(72,720)	72,720	-	-	-
Imputed interest on loan from related party	-	-	-	-	2,498	-	-	-	2,498
Net loss	-	-	-	-		-	-	(84,602)	(84,602)

Balance, December 31, 2008	96,258,196	96,258	9,958	10	16,629,965	-	(16,770,000)	(841,196)	(884,963)

Imputed interest on loan from related party	-	-	-	-	2,804	-	-	-	2,804
Net loss	-	-	-	-	-	-	-	(107,267)	(107,267)

Balance, December 31, 2009	96,258,196	$ 96,258	9,958	$ 10	$ 16,632,769	$ -	$ (16,770,000)	$ (948,463)	$ (989,426)

The accompanying notes are an integral part of these financial statements.

JEANTEX GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD FROM
JANUARY 1, 2007 (RE-ENTERING DEVELOPMENT STAGE) TO DECEMBER 31, 2009

			Period From
			January 1, 2007
			(re-entering
	Years Ended		development stage) to
	2009	2008	December 31, 2009

Cash Flows From Operating Activities:
Net loss	$(107,267)	$(84,602)	$(948,463)
Adjustments to reconcile net loss to net cash used
in operating activities:
Bad debts	-	-	617,336
Imputed interest	2,804	2,498	7,800
Changes in assets and liabilities:
Decrease in deposits and prepaid expenses	-	-	46,816
Increase(decrease) in accounts payable	7,028	3,050	(23,805)
Increase in accrued expenses	51,833	36,223	127,789
Net cash used in operating activities	(45,602)	(42,831)	(172,527)

Cash Flow From Financing Activities:
Proceeds from notes - related parties	45,475	41,100	106,042
Payments of lines of credit	-	-	(1,270)
Stock issued for cash	-	-	62,600
Net cash provided by financing activities	45,475	41,100	167,372

Increase(decrease) in cash	(127)	(1,731)	(5,155)
Cash - Beginning of period	219	1,950	5,247
Cash - End of period	$92	$219	$92

Supplemental Cash Flow Information:
Interest paid	$1,000	$9,977	$19,177
Taxes paid	$-	$-	$-

Jeantex Group, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2009

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

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2009 towards management of liabilities and improving the operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

NOTE 2 – GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company's current liabilities exceed current assets by $989,426.  The Company has an accumulated deficit of $17,718,463 at December 31, 2009. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Development Stage Company

The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as development stage.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2009 and 2008.

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

Revenue Recognition

Revenue Recognition Revenue is recognized when earned. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company did not have any revenue during the years ended December 31, 2009 and 2008.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2009. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely.

Basic and Diluted Net Loss per Share

The Company follows ASC No. 260 that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the periods ended December 31, 2009 and 2008, there were no common stock equivalents.

For the year ended December 31, 2009, there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 has become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On April 1, 2009, the Company adopted ASC 855, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

4. NOTES PAYABLE

At December 31, 2009 and 2008, notes payable consisted of the following:

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

                                                                                         $ 335,500

Interest expense on these notes for the years ended December 31, 2009 and 2008 were $34,840 and $49,698, respectively.

5.  PAYABLE TO RELATED PARTIES

At December 31, 2009 and 2008, notes payable to related parties consisted of the following:

                                                                                                            2009                     2008

Note Payable to PHI Group Inc. related by ownership,

   unsecured, 8% interest, due on demand.                                       $218,947            $ 186,172

Note Payable to PHILand Corporation, a subsidiary of

  PHI Group Inc.                                                                                    1,000                         -

Short-term loan by individual, related by common

   director, unsecured, interest free, due on demand                            23,425                11,725

                                                                                                         $243,372            $ 197,897

Accounts payable in the amounts of $19,500 and $19,500 as of December 31, 2009 and 2008, respectively, were due to related parties.

Imputed interest at 8% in the amounts of $2,804 and $2,498 for the years ended December 31, 2009 and 2008, respectively, are included as an increase to additional paid in capital.

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

The Company currently has net operating loss carryforwards aggregating approximately $4,190,000, which expire through 2029. The deferred tax asset of approximately $1,634,000 related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2009 and 2008:

                                                                            2009                                     2008

  Deferred tax assets                                         $   1,634,000            $   1,593,000

  Valuation allowance for deferred tax assets         (1,634,000)                        (1,593,000)

  Net deferred tax assets                                        $                -                      $                 -

NOTE 8 - FAIR VALUE ACCOUNTING

Fair Value Measurements

On January 1, 2008, the Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3

 Inputs that are both significant to the fair value measurement and   unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009 and 2008:

            Level 1: None

            Level 2: None

            Level 3: None

            Total Gain (Losses): None

9.    STOCKHOLDERS' EQUITY

Pursuant to the amendment of the Articles of Incorporation of the Company as filed with the Secretary of State, Florida, on October 1, 2003, the authorized common stock has been divided into two classes known as Common Stock (previously known as Class A Common Stock) and Class B assessable common stock.

Common Stock

At December 31, 2009, the Company has authorized for issue, 4,999,500,000 shares of Common Stock with a par value of $0.001. Common Stock issued and outstanding of 96,258,196 shares are fully paid and non-assessable.

Class B Common Stock

At December 31, 2009, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

Stock Transactions:

During the year ended December 31, 2008, the Company wrote off subscription receivable of $72,720 against stockholder’s equity.

NOTE 10 - CONTINGENCIES

On January 22, 2007, Christopher Long, former President and CEO of the Company, filed a claim with the Superior Court of California, County of Orange, Central Justice Center, against the Company and Henry Fahman, Interim President of the Company, for a total of $250,000 and accrued interest at 8% per annum in connection with the promissory note dated March 31, 2005 which was made to Christopher Long as a part of the Rescission Agreement between the Company and Lexor International, Inc. The Company and Christopher Long entered into a Compromise Settlement Agreement and Mutual Release on January 11, 2008 whereby the Company and Christopher Long agreed to allow a stipulation to be entered in favor of Christopher Long in the amount of $250,000 plus interest accruing at a rate of 8% per annum. These amounts have been recorded in the books of the Company.

NOTE 11 - SUBSEQUENT EVENTS

On January 19, 2010 the Company entered into a Business Cooperation Agreement with Bernadus Prawoto, an Indonesian inventor, in conjunction with HJ Construction Materials, Inc., a Nevada corporation, to cooperate in funding, building, owning, operating and commercializing certain businesses and products based on existing and future formulations and patents pertaining to synthetic asphalt, bio-fuel and other proprietary technologies developed by the inventor.  On January 19, 2010, HJ Construction Materials, Inc. also signed an agreement to acquire seventy percent of the equity interest in Pt Ober Indonesia, an Indonesian corporation engaged in the manufacturing, marketing and sale of synthetic asphalt products, subject to satisfactory due diligence review and other conditions. As of the date of this report, these transactions have not closed and the Company has not made any payment towards these agreements.

On April 5, 2010, the Company filed the Articles of Amendment to Articles of Incorporation with the Florida Department of State to change the corporate name to “Catalyst Resource Group, Inc.”, reduce the amount of authorized common stock to 300,000,000 shares, and authorize 100,000,000 shares of preferred stock.  The Company has been assigned new CUSIP numbers for its common stock and Class B assessable stock and is in the process of obtaining a new trading symbol for its common stock to reflect the corporate name change.

The Company has evaluated subsequent events through the date these financial statements were issued. There are no reporting subsequent events requiring disclosure other than the ones noted above.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In October 2008, the PCAOB has revoked the registration of our prior auditor, Jaspers + Hall. The Company dismissed Jaspers + Hall and engaged M&K CPAs, PLLC, a PCAOB registered Certified Public Accounting firm, to audit the financial statements to be included in our filing with the Commission. We did not consult with M&K CPAs, PLLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by M&K CPAs, PLLC that was a factor considered in reaching our decision as to the accounting, auditing or financial reporting issues.

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

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses were identified.

1.

As of December 31, 2009, effective controls over the control environment were not maintained.  Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2009, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

 Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER MATTERS

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers and Directors:

Name	Age	Positions and Offices Held

Henry D. Fahman	56	Chairman, Interim President since March 31, 2005

The current board of directors of the Company consists of Henry Fahman as Chairman.

Business Experience of Directors and Executive Officers:

Henry Fahman, Director

Henry D. Fahman is currently Interim Chief Executive and Acting Financial Officer of the Company and has been President and Chairman of the Board of PHI Group, Inc., a corporation currently trading on the Over-the-Counter Bulletin Board under the symbol "PHIE", since January 14, 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program from Harvard Business School (AMP166). He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees.

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

The following table sets forth compensation paid by the Company to the executive officers.

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts
Henry Fahman (Interim CEO/CFO)	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

The following table sets forth information, as of December 31, 2009, with respect to the number of shares beneficially owned by individual and directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Henry Fahman, Chairman/ Interim CEO/CFO 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	2,000,000 Common Stock, Non-assessable shares	2.08 % of Common Stock
Susan Shin, President/ CEO of Jeantex, Inc. 930 E. Jefferson Street, Los Angeles, CA 90011	3,800,000 Common Stock Non-assessable shares	3.95% of Common Stock
Providential Foundation, Inc. 11216 Central Ave. South El Monte, CA 91733	4,032,000 Common Stock Non-assessable shares	4.19 % of Common Stock
Providential Capital, Inc. 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	3,289,667 Common Stock Non-assessable shares	3.42 % of Common Stock
PHI Group, Inc. 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	28,642,714 Common Stock Non-assessable shares	29.75 % of Common Stock
All Directors and Executive Officers as a group	41,764,381 Common Stock Non-assessable shares	43.39% of Common Stock

(1) Based upon 96,258,196 shares of  Non-assessable Common Stock and 9,958 shares of Class B Assessable Common Stock issued as of December 31, 2009.

ITEM 13.  CERTAIN REALTIONSHIPS AND RELATED TRANSACTIONS

PHI Group, Inc.: As of December 31, 2009, the Company owes $218,947 to PHI Group, Inc., a shareholder of the Company with a mutual CEO/Director. This loan is unsecured, carries 8.5% interest per annum, and due on demand. The Company also has a balance of $19,500 in accounts payable to PHI Group, Inc.

Henry Fahman: The Company owes $23,325 to the interim CEO/CFO of the Company as of December 31, 2009.

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company recorded a total fee of $22,500 to M & K CPAs, PLLC related to the audits for the years ended December 31, 2008 and 2007 and quarterly reviews in 2009 during the year ended December 31, 2009.

All Other Fees

The Company did not incur or pay any non-audit fees for the years 2009 or 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

FINANCIAL STATEMENTS

The following financial statements of Jeantex Group, Inc. are included:

   Consolidated Balance Sheets                                      — December 31, 2009 and 2008

   Consolidated Statements of Operations                      — For years ended December 31, 2009 and 2008

   Consolidated Statements of Cash Flows                     — For years ended December 31, 2009 and 2008

   Consolidated Statements of Owners’ Equity              — For years ended December 31, 2009 and 2008

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

3(i)4                   Articles of Amendment to the Articles of Incorporation of Lexor Holdings dated June 29, 2005, filed May 3, 2006 as Exhibit 3(i)4 to the Company's Form 10KSB for the year ended December 31, 2005.

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

(Registrant) Date: April 12, 2010

By: /s/ Henry D. Fahman

Henry D. Fahman,

Director and Interim Chief Executive/Financial Officer