Form 10-Q
period 2010-03-31
Jeantex Group, Inc.
filed 2010-05-18
CIK 106311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no. 0-26307

Catalyst Resource Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	82-0190257
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647

(Address of principal executive offices, including zip code)

714-843-5455
(Registrant’s telephone number, including area code)

Jeantex Group, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 17, 2010, there were 96,258,196 shares of the issuer's Common Stock, $.001 par value per share, Class A Common Stock, (including 10,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B Common Stock, $.001 par value, issued and outstanding.

CATALYST RESOURCE GROUP, INC.

(Formerly JEANTEX GROUP, INC.)

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets as of March 31, 2010 and December 31, 2009 (unaudited)

Statements of Operations for the Three Months Ended March 31, 2010 and 2009 and the period from re-entering the development stage, January 1, 2007, to March 31, 2010 (unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 and the period from re-entering the development stage, January 1, 2007, to March 31, 2010 (unaudited)

Notes to Unaudited Financial Statements

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

CATALYST RESOURCE GROUP, INC. (Formerly JEANTEX GROUP, INC.)
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009

ASSETS:

Current Assets:
Cash	$106	$92

TOTAL ASSETS	$106	$92

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable	$192,719	$179,746
Accounts payable-related party	19,500	19,500
Interest payable	224,926	211,400
Notes payable	335,500	335,500
Payables to related parties	257,707	243,372
Total Current Liabilities	1,030,352	989,518

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 96,258,196 issued and outstanding	96,258	96,258
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Additional paid in capital	16,633,619	16,632,769
Accumulated deficit prior to development stage	(16,770,000)	(16,770,000)
Accumulated deficit during development stage	(990,133)	(948,463)
Total Stockholders' Deficit	(1,030,246)	(989,426)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$106	$92

The accompanying notes are an integral part of these financial statements.

CATALYST RESOURCE GROUP, INC
(FORMERLY JEANTEX GROUP, INC.)
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007, TO MARCH 31, 2010
(Unaudited)

	2010	2009	From Re-entering of Development Stage January 1, 2007 to March 31, 2010

NET SALES	$-	$-	$ -

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
General and administration	27,100	8,391	199,511
Bad Debts	-	-	617,336
Total Operating Expenses	27,100	8,391	816,847

Loss from Operations	(27,100)	(8,391)	(816,847)

OTHER INCOME (EXPENSES)
Interest expense	(14,570)	(12,683)	(173,286)
Total other income (expense)	(14,570)	(12,683)	(173,286)

NET LOSS	$(41,670)	$(21,074)	$ (990,133)

Weighted average number of shares outstanding	96,258,196	96,258,196

Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CATALYST RESOURE GROUP, INC
(FORMERLY JEANTEX GROUP, INC.)
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007, TO MARCH 31, 2010
(Unaudited)
			Period From
			January1, 2007
			(re-entering
			development stage) to
	2010	2009	March 31,2010
Cash Flows From Operating Activities:
Net loss	$(41,670)	$(21,074)	$(990,133)
Adjustments to reconcile net loss to net cash used
in operating activities:
Bad debts	-	-	617,336
Imputed interest	850	231	8,650
Changes in assets and liabilities:
Decrease in deposits and prepaid expenses	-	-	46,816
Increase (decrease) in accounts payable	12,973	2,378	(10,832)
Increase in accrued expenses	13,526	12,246	141,315
Net cash used in operating activities	(14,321)	(6,219)	(186,848)
Cash Flow From Investing Activities:
Increase in notes receivable	-	-	-
Net cash used in investing activities	-	-	-
Cash Flow From Financing Activities:
Proceeds from notes - related parties	14,335	6,000	120,377
Payments of lines of credit	-	-	(1,270)
Stock issued for cash	-	-	62,600
Net cash provided by financing activities	14,335	6,000	181,707
Increase (decrease) in cash	14	(219)	(5,141)
Cash - Beginning of period	92	219	5,247
Cash - End of period	$106	$0	$106
Supplemental Cash Flow Information:
Interest paid	$-	$-	$19,177
Taxes paid	$-	$-	$-
The accompanying notes are an integral part of these financial statements.

Catalyst Resource Group, Inc.

        (Formerly Jeantex Group, Inc.)

(Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

March 31, 2010

1. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended December 31, 2009.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Development Stage Company

The Company has not earned significant revenue from planned principal operations since 2006.  Accordingly, effective January 1, 2007, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in FASB Pronouncements.  Among the disclosures required are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception of development stage.

2. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $17,760,133 at March 31, 2010. At March 31, 2010, the Company’s current liabilities exceeded its current assets by $1,030,246.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. NOTES PAYABLE

At March 31, 2010 and December 31, 2009, notes payable consisted of the following:

Note Payable to ex-president of the Company, unsecured,

8% interest matured September 2006,                                                                     $  250,000

Note Payable due to individual, unsecured, 8% interest due on demand                           50,000

Note Payable due to individual, unsecured, 8% interest due on demand                           25,000

Note Payable due to individual, unsecured, 8% interest due on demand                           10,500

                                                                                           $335,500

Interest expense on these notes for the periods ended March 31, 2010 and 2009 were $14,181 and $12,683, respectively.

4. PAYABLES TO RELATED PARTIES

At March 31, 2010 and December 31, 2009, notes payable to related parties consisted of the following:

	March 31, 2010	December 31, 2009

Note Payable to PHI Group, Inc. related by ownership, unsecured, 8% interest, due on demand	$ 223,882	$ 218,947
Note Payable to PHILand Corporation, a subsidiary of PHI Group Inc.	1,000	1,000
Short-term loan from officer, unsecured, interest free, due on demand	32,825	23,425

	$ 257,707	$ 243,372

The note payable to PHI Group, Inc. was increased by $4,935 for amounts lent to the Company to pay for operating expenses.

Imputed interests on the interest free short-term loan from officer in the amount of $850 and $2,804 were included as an increase to additional paid in capital at March 31, 2010 and December 31, 2009, respectively.

5. SUBSEQUENT EVENT

Effective April 05, 2010 the Company filed Articles of Amendment to the Articles of Incorporation with the Florida Department of State, Division of Corporations, to change the Corporation’s name from “Jeantex Group, Inc.” to “Catalyst Resource Group, Inc.”, to reduce the total authorized common stock of the Corporation from 4,999,500,000 shares to 300,000,000 shares and to authorize the issuance of up to 100,000,000 shares of preferred stock in the capital of our corporation, for which the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the shares of preferred stock. As of the date of this report, the Corporation has not issued any share of Preferred Stock and does not intend to issue any Preferred Stock in the near future. The Company has been assigned new CUSIP numbers for its common stock and Class B assessable stock and is in the process of obtaining a new trading symbol for its common stock to reflect the corporate name change.

Item 2. Management’s Discussion and Analysis

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

Company Background

Catalyst Resource Group, Inc., formerly Jeantex Group, Inc., (the "Company") is a Florida corporation, originally incorporated as an Idaho corporation on August 23, 1947 as Western Silver Lead Corporation. Western Silver Lead Corporation (“WSL”) was organized to explore for, acquire and develop mineral properties in the state of Idaho and the western United States. During the first several years WSL's activities have been confined to annual assessment and maintenance work on its Idaho mineral properties and other general and administrative functions. As of September 30, 2000, no proven or probable reserves had been established at any of WSL's mineral properties. On November 1, 2001, WSL entered into an Asset Purchase Agreement to transfer all of its interest in its properties to WSL, LLC, an entity controlled by its former president and director, who is the father of the president and director of WSL at that time. On August 16, 2002, WSL’s shareholders ratified this agreement. On September 24, 2003 the parent Western Silver-Lead Corporation, an Idaho corporation, merged into the wholly-owned subsidiary Western Silver-Lead Corporation, a Florida corporation, whereby each shareholder of the Idaho corporation’s Class A and Class B common stock, par value $0.001, received one share of common stock and Class B common stock, respectively, par value $0.001, of the Florida corporation. The merger was between the parent and the subsidiary corporation and the subsidiary became a surviving corporation.

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

On April 05, 2010, the Company changed its name to Catalyst Resource Group, Inc. to better reflect its new intended scope of business.

New Business Focus:

The Company has taken various steps to revise its operating and financial plans, including negotiating to acquire technologies related to green asphalt and building materials, energy and natural resources.  Management believes that these new initiatives will create long-term value for the Company but there is no guarantee that the Company will succeed in its plans.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues:

The Company had no revenue for the quarters ended March 31, 2010 or 2009.

Operating Expenses:

The Company incurred total operating expenses of $27,100 for the quarter ended March 31, 2010 as compared to $8,391 for the same quarter in 2009. The operating expenses consisted of general and administration expenses. The increase is primarily due to the increase in professional services, travel and paid off automobile lease.

Loss from operations:

The Company had losses from operations of $27,100 for the quarter ended March 31, 2010 as compared to a loss from operations of $8,391 for the same quarter in 2009. This increase of loss was due to increase in general and administration expense of $18,709 in the quarter ended March 31, 2010.

Other Income (Expenses):

The Company incurred $14,570 in interest expense for the quarter ended March 31, 2010 as compared to $12,683 in interest expense for the quarter ended March 31, 2009.

Net loss:

The Company had a net loss of $41,670 for the quarter ended March 31, 2010 as compared to a net loss of $21,074 in the same quarter in 2009.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarters ended March 31, 2010 and 2009 was $0.00 for both periods.

Liquidity and Capital Resources

At March 31, 2010, the Company had $106 in cash. The Company used $14,321 for operating activities during the three-month period ended March 31, 2010 compared to $6,219 for the same quarter in 2009.

The use of cash in operating activities in 2010 and 2009 were for the payments of some accounts payable and interest.

In financing activities, the Company obtained $14,335 and $6,000 respectively from proceeds on notes from a related party during the three-month period ended March 31, 2010 and 2009.

The Company has incurred an accumulated deficit as of March 31, 2010 of $17,760,133.

The future of the Company is dependent on its ability to generate cash from future acquisition of a business. There can be no assurance that the Company will be able to implement its current plan.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

Index to Exhibits.

31.1  Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Principal Executive Officer of the Registrant, pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Principal Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST RESOURCE GROUP, INC.

Formerly JEANTEX GROUP, INC.

(Registrant)

Date: May 17, 2010

By: /s/ Henry D. Fahman

Henry D. Fahman,

Principal Executive/Financial Officer