Form 10-Q
period 2010-06-30
CATALYST RESOURCE GROUP, INC.
filed 2010-08-23
CIK 106311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no. 001-03477

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

As of August 20, 2010, there were 96,258,196 shares of the issuer's Common Stock, $.001 par value per share, Class A Common Stock, (including 10,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B Common Stock, $.001 par value, issued and outstanding.

Catalyst Resource Group, Inc.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets as of June 30, 2010 and December 31, 2009 (unaudited)

Statements of Operations for the Three Months and Six Months Ended June 30, 2010 and 2009 and the period from January 1, 2007 (Inception) to June 30, 2010 (unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and the period from January 1, 2007 (Inception) to June 30, 2010(unaudited)

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009

ASSETS:

Current Assets:
Cash	$990	$92

TOTAL ASSETS	$990	$92

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable	$184,058	$179,746
Accounts payable-related party	19,500	19,500
Interest payable	238,864	211,400
Notes payable, net of discount $ 43,300	348,700	335,500
Payables to related parties	217,374	243,372
Derivative Liability	43,750
Total Current Liabilities	1,052,246	989,518

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 96,258,196 issued and outstanding	96,258	96,258
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Additional paid in capital	16,634,476	16,632,769
Accumulated deficit prior to development stage	(16,770,000)	(16,770,000)
Accumulated deficit during development stage	(1,012,000)	(948,463)
Total Stockholders' Deficit	(1,051,256)	(989,426)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$990	$92

The accompanying notes are an integral part of these financial statements.

CATALYST RESOURCE GROUP,INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

								From Re-entering of
	Three Months Ended June 30,			Six Months Ended June 30,				Development Stage January
	2010	2009		2010		2009		1, 2007 to June 30,2010

NET SALES	$-	$-	$		$		$

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administration	6,426	18,808		33,526		27,199		205,937
Bad Debts	-	-						617,336
Total Operating Expenses	6,426	18,808		33,526		27,199		823,273

Loss from Operations	(6,426)	(18,808)		(33,526)		(27,199)		(823,273)

OTHER INCOME (EXPENSES)
Interest expense	(15,781)	(13,650)		(30,351)		(26,333)		(189,067)
Other income	340	(0)		340				340
Total other income (expense)	(15,441)	(13,650)		(30,011)		(26,333)		(188,727)

NET LOSS	$(21,867)	$(32,458)		$(63,537)		$(53,532)		$(1,012,000)

Weighted average number of shares outstanding	96,258,196	96,258,196		96,258,196		96,258,196

Basic and diluted net loss per share	$(0.00)	$(0.00)		$(0.00)		$(0.00)

The accompanying notes are an integral part of these financial statements.

CATALYST RESOURE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND THE PERIOD
FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007 TO JUNE 30, 2010
(Unaudited)

			Period From
			1-Jan-07
			(re-entering
			development stage) to
	2010	2009	30-Jun-10
Cash Flows From Operating Activities:
Net loss	$(63,537)	$(21,074)	$(1,012,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
Bad debts	-	-	617,336
Amotization of Discount	790		790
Imputed interst charged to equity	1,705	231	9,505
Changes in fair value of derivative liability	(340)		(340)
Decrease in deposits and prepaid expenses	-	-	46,816
Increase(decrease) in accounts payable	1,253	2,378	(22,552)
Increase in accrued expenses	30,524	12,246	158,313

Net cash used in operating activities	(29,605)	(6,219)	(202,132)

Cash Flow From Investing Activities:
Increase in notes receivable	-	-	-
Net cash used in investing activities	-	-	-

Cash Flow From Financing Activities:
Proceeds from notes - related parties	63,503	6,000	169,545
Payment of Notes- related parties	(33,000)	-	(33,000)
Payments of lines of credit	-	-	(1,270)
Stock issued for cash	-	-	62,600
Net cash provided by financing activities	30,503	6,000	197,876

Increase(decrease) in cash	898	(219)	(4,257)
Cash - Beginning of period	92	219	5,247
Cash - End of period	$990	$-	990
Supplemental Cash Flow Information:
Interest paid	$-	$-	$19,177
Taxes paid	$-	$-	$-

Non cash ( derivative)	$44,090

The accompanying notes are an integral part of these financial statements.

Catalyst Resource Group, Inc

Notes to Unaudited Consolidated Financial Statements

June 30, 2010

1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended December 31, 2009.

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

2. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $17,782,000 at June 30, 2010. At June 30, 2010, the Company’s current liabilities exceeded its current assets by $1,051,256.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. NOTES PAYABLE

At June 30, 2010 and December 31, 2009, notes payable consisted of the following:

Note Payable to ex-president of the Company, unsecured,

8% interest matured September 2006,                                                                 $  250,000

Note Payable due to individual, unsecured, 8% interest due on demand                              50,000

Note Payable due to individual, unsecured, 8% interest due on demand                              25,000

Note Payable due to individual, unsecured, 8% interest due on demand                              10,500

Convertible Note Payable, unsecured, 8% interest due on demand                                       45,000

Note Payable due to individual, unsecured, 8% interest due on demand                              11,500

Discount on notes payable                                                                                                    (43,300)

                                                                                                                                      $ 348,700

The convertible notes issued to Asher Enterprises, Inc. (“Asher”) in May 2010 are due and payable on the due dates with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the notes become immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $45,000, and certain guarantees to third-party liabilities. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company’s common stock determined by 58% of the average of the three lowest closing trading prices of the Company’s common stock during the ten trading days prior to the date the conversion notice is sent by Asher.

The embedded conversion feature in the Note was accounted for as a derivative liability due to the full reset provision based on guidance in FAS 133 and EITF 07-05. The Convertible Debenture was analyzed by a third party independent professional in accordance with EITF 07-05 and FAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years. It should be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Any adjustment would be recognized in the opening balance of retained earnings. The objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception under Paragraph 11(a) of FAS 133 which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. The EITF reached a consensus that would establish a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions.

Derivative financial instruments should be recorded as liabilities in the consolidated balance sheet and measured at fair value. For purposes of this engagement and report, we utilized fair value as the basis for formulating our opinion which has been defined by the Financial Accounting Standards Board (“FASB”) as “the amount for which an asset (or liability) could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion”. The FASB has provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59-60. In determining the fair value of the derivatives we assumed that the Company’s business would be conducted as a going concern. These derivative liabilities will need to be marked-to-market each quarter with the change in fair value recorded in the income statement.

The amortization of the discount for the Note was booked as follows:

Date                Account                                                                       Debit               Credit

6/30/2010        Interest Expense                                                          790

Discount on Note Payable                                                                   790

Amortize Discount on Notes Payable

Interest expense on these notes for the six-month periods ended June 30, 2010 and 2009 were $30,351 and $26,333 respectively.

4. PAYABLES TO RELATED PARTIES

At June 30, 2010 and December 31, 2009, notes payable to related parties consisted of the following:

	June 30, 2010	December 31, 2009

Note Payable to PHI Group, Inc. related by ownership, unsecured, 8.5% interest, due on demand	$ 193,049	$ 218,947
Note Payable to Philand Corporation, related by common director/officer, unsecured, 8.5% interest, due on demand	1,000	1,000
Short-term loan from officer, unsecured, interest free, due on demand	23,325	23,325

	$ 217,374	$ 243,372

The decrease in note payable to PHI Group, Inc. was due to partial repayment of principal.

Imputed interest on the interest free short-term loan from officer in the amount of $1,705 and $2,804 were included as an increase to additional paid in capital at June 30, 2010 and December 31, 2009, respectively.

5. DERIVATIVE LIABILITIES

The derivative liabilities are embedded within the Company’s convertible debenture. These instruments were valued using pricing models which incorporate the Company’s stock price, credit risk, volatility, U.S. risk free rate, transaction details such as contractual terms, maturity and amount of future cash inflows, as well as assumptions about probability and the timing of certain events taking place in the future. These embedded derivatives are included in derivative liabilities in the accompanying consolidated balance sheet at June 30, 2010.

The Company’s Convertible 8% Note issued May 11, 2010 contains a conversion feature that allows for conversion into shares at a price discounted from the market price. This amount is set at 58% of the average of the three lowest stock price over the last 10 days. Additionally, the note contains a reset provision to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

The value of the derivative liability at June 30, 2010 is $43,750.

The Company engaged an independent third party that uses multinomial lattice models to value the derivative liability within the notesbased on a probability weighted discounted cash flow model. These models are based on future projections of the various potential outcomes. The features in the note that were analyzed and incorporated into the model included the conversion feature with the reset provisions and the default provisions. Based on these features, there are four primary events that can occur; payments are made in cash; payments are made with stock; the Holder converts the note; or the company defaults on the note. The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. Probabilities were assigned to each of these scenarios over the remaining term of the note based on management projections. This led to a cash flow projection over the life of the note and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability at the date of valuation.

Valuation of Convertible Promissory Note at 06/30/2010:

The Convertible Promissory Note was valued as of 6/30/10. The following assumptions were used for the valuation of the derivative liability related to the Note:

-           The note face amount plus accrued interest as of 6/30/10 is $45,425 with an initial conversion     price of 58% of the 3 lowest lows out of the 10 previous days. Management assumed there was a 5% chance that they may issue a convertible note that would convert at 50% of “market”;

-           The projected volatility curve for each valuation period was based on the historical volatility of the company; 214% - 6 months:

-           An event of default would occur 5% of the time, increasing 0.10% per month; and

-           The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

Based on the third party professional independent analysis, the recommended fair value for the derivatives within the 2010 Convertible Promissory Note as of the 6/30/10 valuation period is:

Valuation Date:                                              6/30/2010

Notional Amount                                             $45,000

Compound Embedded Derivatives                  $43,750

The mark to market change (from issuance to 6/30/10) in the value compound embedded derivative (CED) of the Convertible Notes decreased $340. The mark to market change in value was be booked as follows for the 2010 Note:

Date                Account                                                                       Debit               Credit

6/30/2010          Derivative Liab - Compound Embedded Derivatives        340

Change in Fair Value - Derivatives                                                      340

Mark-to-market CED

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

On April 05, 2010, the Company changed its name to Catalyst Resource Group, Inc. to reflect its new intended scope of business.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues:

The Company had no revenue for the quarters ended June 30, 2010 or 2009.

Operating Expenses:

The Company incurred total operating expenses of $6,426 for the quarter ended June 30, 2010 as compared to $18,808 for the same quarter in 2009. The decrease is due to decrease in general and administration expenses in the current period compared to the corresponding quarter in 2009.

Loss from operations:

The Company had losses from operations of $6,426 for the quarter ended June 30, 2010 as compared to a loss from operations of $18,808 for the quarter ended June 30, 2009. This decrease of loss was due to the decrease in general and administration expenses in the current quarter.

Net loss:

The Company had a net loss of $21,867 for the quarter ended June 30, 2010 as compared to a net loss of $32,458 in the same quarter in 2009.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarters ended June 30, 2010 and 2009 was $0.00 for both periods.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues:

The Company had no revenue for the periods ended June 30, 2010 or 2009.

Operating Expenses:

The Company incurred total operating expenses of $33,526 for the period ended June 30, 2010 as compared to $27,199 for the same period in 2009. The operating expenses consisted of general and administration expenses. The general administration expenses increased in the period ended June 30, 2010 by $6,327 compared to the same period in the prior year due to an increase in audit fees.

Loss from operations:

The Company had losses from operations of $33,526 for the period ended June 30, 2010 as compared to a loss from operations of $27,199 for the same period in 2009. This increase of loss was due to an increase in general and administration expense in the period ended June 30, 2010.

Net loss:

The Company had a net loss of $63,537 for the period ended June 30, 2010 as compared to a net loss of $53,532 in the same period in 2009.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the periods ended June 30, 2010 and 2009 was $0.00 for both periods.

Liquidity and Capital Resources

At June 30, 2010, the Company's had $990 in cash. The Company used $29,605 for operating activities during the six-month period ended June 30, 2010 compared to $6,219 for the same period in 2009.

The use of cash in operating activities in 2010 and 2009 were for the payments of some accounts payable and interest.

In financing activities, the Company obtained $30,053 and $6,000, respectively from proceeds on notes from a related party during the six-month period ended June 30, 2010 and 2009.

The Company has incurred an accumulated deficit as of June 30, 2010 of $ 17,782,000.

The future of the Company is dependent on its ability to generate cash from future acquisition of a business. There can be no assurance that the Company will be able to implement its current plan.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

31.2 Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATALYST RESOURCE GROUP, INC.

(Formerly Jeantex Group, Inc.)

(Registrant)

Date: August 23, 2010

By: /s/ Henry D. Fahman

Henry D. Fahman,

Principal Executive/Financial Officer