Form 10-Q
period 2010-09-30
CATALYST RESOURCE GROUP, INC.
filed 2010-11-15
CIK 106311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2010

or

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

As of November 10, 2010, there were 96,258,196 shares of the issuer's Common Stock, $.001 par value per share, Class A Common Stock, (including 10,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B Common Stock, $.001 par value, issued and outstanding.

                        Catalyst Resource Group, Inc.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets as of September 30, 2010 and December 31, 2009 (unaudited)

Statements of Operations for the Three Months and Nine Months Ended September 30, 2010 and 2009 and the period from January 1, 2007 (Inception) to September 30, 2010 (unaudited)

Statements of Cash Flows for the Nine Months Ended September30, 2010 and 2009 and the period from January 1, 2007 (Inception) to September 30, 2010 (unaudited)

Notes to Unaudited Financial Statements

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits
Signatures

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	30-Sep	December 31,
	2010	2009

ASSETS:

Current Assets:
Cash	$1,539	$92

TOTAL ASSETS	$1,539	$92

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable	$187,445	$179,746
Accounts payable-related party	19,500	19,500
Interest payable	252,885	211,400
Notes payable	348,500	335,500
Convertible promissory note, net of discount $38,859	6,141	-
Payables to related parties	222,874	243,372
Derivative Liability	40,995	-
Total Current Liabilities	1,078,340	989,518

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 96,258,196 issued and outstanding	96,258	96,258
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Additional paid in capital	16,635,335	16,632,769
Accumulated deficit prior to development stage	(16,770,000)	(16,770,000)
Accumulated deficit during development stage	(1,038,404)	(948,463)
Total Stockholders' Deficit	(1,076,801)	(989,426)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,539	$92

The accompanying notes are an integral part of these financial statements.

CATALYST RESOURCE GROUP,INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE PERIOD
FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007 TO SEPTEMBER 30, 2010
(Unaudited)

						From Re-entering of
	Three Months Ended September 30,		Nine Months Ended Sep 30,			Development Stage January
2010		2009	2010	2009		1, 2007 to September 30,2010

NET SALES	$-	$-	$ $		$

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administration	6,862	6,901	43,142	34,100		215,553
Bad Debts	-	-				617,336
Total Operating Expenses	6,862	6,901	43,142	34,100		832,889

Loss from Operations	(6,862)	(6,901)	(43,142)	(34,100)		(832,889)

OTHER INCOME (EXPENSES)
Interest expense	(19,543)	(13,830)	(49,894)	(40,163)		(208,610)
Other income	-	-	3,095			3,095
Total other income (expense)	(19,543)	(13,830)	(46,799)	(40,163)		(205,515)

NET LOSS	$(26,405)	$(20,731)	(89,941)	(74,263)		(1,038,404)

Weighted average number of shares outstanding	96,258,196	96,258,196	96,258,196	96,258,196		96,258,196

Basic and diluted net loss per share	$(0.00)	$(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements.
CATALYST RESOURE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE PERIOD
FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007 TO SEPTEMBER 30,2010
(Unaudited)

			Period From
			January1,2007
			(re-entering
			development stage) to
	2010	2009	September 30,2010
Cash Flows From Operating Activities:
Net loss	$(89,941)	$(74,263)	$(1,038,404)
Adjustments to reconcile net loss to net cash used
in operating activities:
Bad debts	-	-	617,336
Imputed interst charged to equity	2,566	901	10,366
Amotization of Discount	5,231	-	5,231
Changes in fair value of derivative liability:	(3,095)	-	(3,095)
Decrease in deposits and prepaid expenses	-	-	46,816
Increase(decrease) in accounts payable	4,301	722	(19,504)
Increase in accrued expenses	44,882	38,467	172,672
Total adjustments	53,885	40,090	829,821
Net cash used in operating activities	(36,056)	(34,173)	(208,583)

Cash Flow From Investing Activities:
Increase in notes receivable	-	-	-
Net cash used in investing activities	-	-	-

Cash Flow From Financing Activities:
Proceeds from notes - related parties	12,603	33,975	118,645
Payment of Notes- related parties	(33,000)	-	(33,000)
Proceeds from notes	61,400	-	61,400
Payment on notes	(3,500)	-	(3,500)
Payments of lines of credit	-	-	(1,270)
Payment received from prior subscription	-	-	-
Stock issued for cash	-	-	62,600
Net cash provided by financing activities	37,503	33,975	204,875

Increase(decrease) in cash	1,447	(198)	(3,708)
Cash - Beginning of period	92	219	5,247
Cash - End of period	$1,539	$21	$1,539
Supplemental Cash Flow Information:
Interest paid	$-	$1,000	$19,177
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Catalyst Resource Group, Inc

Notes to Unaudited Consolidated Financial Statements

September 30, 2010

1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended December 31, 2009.

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

2. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $17,808,404 at September 30, 2010. At September 30, 2010, the Company’s current liabilities exceeded its current assets by $1,076,801.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. NOTES PAYABLE

At September 30, 2010 and December 31, 2009, notes payable consisted of the following:

Note Payable to ex-president of the Company, unsecured,

8% interest matured September 2006,                                                                  $  250,000

Note Payable due to individual, unsecured, 8% interest due on demand                              50,000

Note Payable due to individual, unsecured, 8% interest due on demand                    25,000

Note Payable due to individual, unsecured, 8% interest due on demand                              10,500

Convertible Note Payable, unsecured, 8% interest due on demand                                       45,000

Note Payable due to individual, unsecured, 8% interest due on demand                                7,000

Note Payable due to individual, unsecured, 8% interest due on demand                                 6,000

Discount on notes payable                                                                                                    (38,859)

                                                                                                                                 $ 354,641

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

Interest expense on these notes for the nine-month periods ended September 30, 2010 and 2009 were $49,894 and $40,163 respectively.

4. PAYABLES TO RELATED PARTIES

At September 30, 2010 and December 31, 2009, notes payable to related parties consisted of the following:

	September 30, 2010	December 31, 2009

Note Payable to PHI Group, Inc. related by ownership, unsecured, 8.5% interest, due on demand	$ 198,549	$ 218,947
Note Payable to Philand Corporation, related by common director/officer, unsecured, 8.5% interest, due on demand	1,000	1,000
Short-term loan from officer, unsecured, interest free, due on demand	23,325	23,325

	$ 222,874	$ 243,372

The decrease in note payable to PHI Group, Inc. was due to partial repayment of principal.

At September 30, 2010 and December 31, 2009, account payable - related parties were $19,500.

Imputed interest on the interest free short-term loan from officer in the amount of $2,566 and $2,804 were included as an increase to additional paid in capital at September 30, 2010 and December 31, 2009, respectively.

5. DERIVATIVE LIABILITIES

The derivative liabilities are embedded within the Company’s convertible debenture. These instruments were valued using pricing models which incorporate the Company’s stock price, credit risk, volatility, U.S. risk free rate, transaction details such as contractual terms, maturity and amount of future cash inflows, as well as assumptions about probability and the timing of certain events taking place in the future. These embedded derivatives are included in derivative liabilities in the accompanying consolidated balance sheet at September 30, 2010.

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

The value of the derivative liability at September 30, 2010 is $40,995.

6. SUBSEQUENT EVENTS

There are no significant events through the date the financial statements were issued.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues:

The Company had no revenue for the quarters ended September 30, 2010 or 2009.

Operating Expenses:

The Company incurred total operating expenses of $6,862 for the quarter ended September 30, 2010 as compared to $6,901 for the same quarter in 2009. The decrease is due to decrease in general and administration expenses in the current period compared to the corresponding quarter in 2009.

Loss from operations:

The Company had losses from operations of $6,862 for the quarter ended September 30, 2010 as compared to a loss from operations of $6,901 for the quarter ended September 30, 2009. This decrease of loss was due to the decrease in general and administration expenses in the current quarter.

Net loss:

The Company had a net loss of $26,405 for the quarter ended September 30, 2010 as compared to a net loss of $20,731 in the same quarter in 2009.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarters ended September 30, 2010 and 2009 was $0.00 for both periods.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues:

The Company had no revenue for the periods ended September 30, 2010 or 2009.

Operating Expenses:

The Company incurred total operating expenses of $43,142 for the period ended September 30, 2010 as compared to $34,100 for the same period in 2009. The operating expenses consisted of general and administration expenses. The general administration expenses increased in the period ended September 30, 2010 by $9,042 compared to the same period in the prior year due to an increase in audit fees.

Loss from operations:

The Company had losses from operations of $43,142 for the period ended September 30, 2010 as compared to a loss from operations of $34,100 for the same period in 2009. This increase of loss was due to an increase in general and administration expense in the period ended September 30, 2010.

Net loss:

The Company had a net loss of $89,941 for the period ended September 30, 2010 as compared to a net loss of $74,263 in the same period in 2009.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the periods ended September 30, 2010 and 2009 was $0.00 for both periods.

Liquidity and Capital Resources

At September 30, 2010, the Company's had $1,539 in cash. The Company used $36,056 for operating activities during the nine-month period ended September 30, 2010 compared to $34,173 for the same period in 2009. The use of cash in operating activities in 2010 and 2009 were for the payments of some accounts payable and interest.

In financing activities, the Company obtained $74,003 and $33,975, respectively from proceeds on notes from a related party during the nine-month period ended September 30, 2010 and 2009.

The Company has incurred an accumulated deficit as of September 30, 2010 of $17,808,404.

The future of the Company is dependent on its ability to generate cash from future acquisition of a business. There can be no assurance that the Company will be able to implement its current plan.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

CATALYST RESOURCE GROUP, INC.

(Formerly Jeantex Group, Inc.)

(Registrant)

Date: November 11, 2010

By: /s/ Henry D. Fahman

Henry D. Fahman

Principal Executive/Financial Officer