Form 10-K
period 2010-12-31
CATALYST RESOURCE GROUP, INC.
filed 2011-04-14
CIK 106311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

FROM _________ TO ________

Commission File Number: 1-3477

Catalyst Resource Group, Inc.

 (Exact name of registrant as specified in its charter)

 Florida                                                               82-0190257

(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer identification Number)

17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647

(Address of principal executive offices, including zip code)

714-843-5455

 (Registrant's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

NAME OF EACH EXCHANGE                TITLE OF EACH CLASS:

ON WHICH REGISTERED:

NONE                                                                       NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☒    No ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

       Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes ☐    No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, at March 18, 2011 was $2,502,960.28 based on a price of $0.025 per share.

As of March 31, 2011, there were 100,118,411 shares of the issuer's Common Stock, $.001 par value per share, Class A Common Stock, (including 20,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B Common Stock, $.001 par value, issued and outstanding.

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

Catalyst Resource Group, Inc., formerly Jeantex Group, Inc., (the "Company") is a Florida corporation originally incorporated under the laws of the State of Idaho on August 23, 1947 as Western Silver Lead Corporation. On November 1, 2001, the Company entered into an Asset Purchase Agreement to transfer all of its interest in its properties to WSL, LLC, an entity controlled by its former president and director, Harry F. Magnuson, who is the father of H. James Magnuson, president and director of the Company at that time. On August 16, 2002, the Company’s shareholders ratified this agreement.

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

As a result of Yves Castaldi Corp.’s filing for Chapter 11 protection with the United States Bankruptcy Court of the Central District of California and naming the Company as a creditor during the fourth quarter of Fiscal Year 2006, the Company has written off its cash investments in Yves Castaldi Corp. and will cancel all the 10,000,000 shares that were issued to Yves Castaldi Corp.

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

We incurred losses for fiscal years 2010 and 2009.

We incurred losses of $269,468 and $107,267 in the fiscal years ended December 31, 2010 and 2009, respectively. Our continuing loss is resulted from discontinued operations and reorganization of expenses. If we are unable to achieve a merger with other company, our business and stock price may be adversely affected.

We had negative working capital at December 31, 2010.

At December 31, 2010, we had negative working capital of $1,109,003. We have had difficulty meeting operating expenses, including interest payments on debt and vendor obligations. We have at times borrowed from related parties to meet our obligations.

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

The Registrant's Non-Assessable Common Stock (also known as Class A Common Stock) is quoted on the OTCQB Market under the symbol CATA while Class B Assessable Common stock is not traded. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal Year 2010	High	Low
First Quarter Ending March 31,	$0.10	$0.08
Second Quarter Ending June 30,	$0.05	$0.05
Third Quarter Ending September 30,	$0.04	$0.04
Fourth Quarter Ending December 31,	$0.05	$0.05
Fiscal Year 2009
First Quarter Ending March 31,	$0.006	$0.004
Second Quarter Ending June 30,	$0.004	$0.004
Third Quarter Ending September 30,	$0.320	$0.003
Fourth Quarter Ending December 31,	$0.239	$0.016

Dividends to Shareholders:

No dividends have been paid or declared during the last seven years; and the Registrant does not anticipate paying dividends on its common stock in the foreseeable future.

ITEM  6.  SELECTED FINANCIAL DATA

	2010	2009
Net revenues	$-	$-
Income (loss) from operations	(186,771)	(51,704)
Net other income (expense)	(82,697)	(55,563)
Net income (loss )	(269,468)	(107,267)
Net loss per share	(0.00)	(0.00)

Total assets	$180	$92
Total liabilities	$1,109,183	$989,518

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

Revenues:

There was no revenue generating activity during the year ended December 31, 2010 and 2009.

Operating Expenses:

The Company incurred total operating expenses of $186,771 for the year ended December 31, 2010 as compared to $51,704 for the year ended December 31, 2009 due to the consulting service fee of $135,000.

Loss from operations:

The Company had loss from operations of $186,771 for the year ended December 31, 2010 as compared to $51,704 for the year ended December 31, 2009 due to the consulting fee of $135,000.

Net loss:

The Company had a net loss of $269,468 for the year ended December 31, 2010 as compared to a net loss of $107,267 for the year ended December 31, 2009 due to the consulting service fee of $135,000.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the years ended December 31, 2010 and 2009 was ($0.00) for both years.

LIQUIDITY AND CAPITAL RESOURCES

We must continue to raise capital to fulfill our plan of acquiring other companies and assisting in the development of those internally.

We had cash of $180 and $92 as of December 31, 2010 and 2009, respectively.

Our operating activities used $43,928 cash in the year ended December 31, 2010 compared to $45,602 cash used in the year ended December 31, 2009. The use of cash in operating activities in 2010 and 2009 were for the payments of some accounts payable and interest.

Cash provided by financing activities was $44,015 and $45,475 for the years ended December 31, 2010 and 2009, respectively. This was from net proceeds on notes from unrelated party of $60,441 in 2010 compared to net proceeds of $45,475 on notes from related party in 2009.

The Company’s current liabilities exceeded the current assets by $1,109,003 in 2010 and $989,426 in 2009.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We have not generated any revenues from operations in 2010 and 2009. We plan on raising additional operating funds through loans, convertible debentures, other borrowings or the sale of our common stock. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to sell shares of our common stock or that we will be able to arrange for borrowings on acceptable terms if at all.

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

ITEM  8. FINANCIAL STATEMENTS

CATALYST RESOURCE GROUP, INC

Formerly Jeantex Group, Inc

(Development Stage Company)

Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

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

CONSOLIDATED BALANCE SHEETS                                                                                                       F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                                                              F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT                                                   F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                              F-5

NOTES TO FINANCIAL STATEMENTS                                                                                                    F-6 – F-18

Report of Independent Registered Public Accounting Firm

Board of Directors

CATALYST RESOURCE GROUP, INC. (A Development Stage Company)

Huntington Beach, California

We have audited the accompanying consolidated balance sheets of Catalyst Resource Group, Inc (Formerly Jeantex Group, Inc.), as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and the period from January 1, 2007 (re-entering development stage) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalyst Resource Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the periods described, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M & K CPAS, PLLC

M & K CPAS, PLLC

Houston, Texas

March 30, 2011

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS:

Current Assets:
Cash	$180	$92

TOTAL ASSETS	$180	$92

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable	$188,423	$179,746
Accounts payable-related party	19,500	19,500
Interest payable	264,975	211,400
Notes payable	351,040	335,500
Convertible promissory note, net of discount $18,809	18,191	-
Payables to related parties	226,847	243,372
Derivative Liability	40,205	-
Total Current Liabilities	1,109,182	989,518

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
299,990,000 shares authorized, 100,118,411 and 96,258,196 issued	100,118	96,258
and outstanding, respectively
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Additional paid in capital	16,778,800	16,632,769
Accumulated deficit prior to development stage	(16,770,000)	(16,770,000)
Accumulated deficit during development stage	(1,217,931)	(948,463)
Total Stockholders' Deficit	(1,109,002)	(989,426)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$180	$92

The accompanying notes are an integral part of these financial statements.

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			From Re-entering of
			Development Stage
			January 1, 2007 to
	2010	2009	December 31, 2010

NET SALES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
General and administration	186,771	51,704	359,182
Bad Debts	-	-	617,336
Total Operating Expenses	186,771	51,704	976,518

Income(Loss) from Operations	(186,771)	(51,704)	(976,518)

OTHER INCOME (EXPENSES)
Interest expense	(78,123)	(55,563)	(236,839)
Change in fair value of derivative	(4,574)	-	(4,574)
Total other income (expense)	(82,697)	(55,563)	(241,413)

NET INCOME(LOSS)	$(269,468)	$(107,267)	$(1,217,931)

Weighted average number of Class A shares
outstanding-basic and diluted	96,539,092	96,258,196

Basic and diluted net loss per share-Class A	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC.
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM RE-ENTERING OF DEVELOPMENT STAGE JANUARY 1, 2007 THROUGH THE YEAR ENDED DECEMBER 31,2010

								Accumulated	Accumulated
			Class A					Deficit	Deficit
	Class A		Common Stock	Class B		Additional		Prior to	During	Stockholders'
	Common Stock		Shares to be	Common Stock		Paid-In	Subscription	Development	Development	Deficit
	Shares	Amount	issued	Shares	Amount	Capital	Receivable	Stage	Stage	Totals

Balance, December 31, 2007	96,258,196	96,258	-	9,958	10	16,700,187	(72,720)	(16,770,000)	(756,594)	(802,859)

Write off subscription receivable	-	-	-	-	-	(72,720)	72,720	-	-	-
Imputed interest on loan from related party	-	-	-	-	-	2,498	-	-	-	2,498
Net loss	-	-	-	-	-	-	-	-	(84,602)	(84,602)

Balance, December 31, 2008	96,258,196	96,258	-	9,958	10	16,629,965	-	(16,770,000)	(841,196)	(884,963)

Imputed interest on loan from related party	-	-	-	-	-	2,805	-	-	-	2,805
Net loss	-	-	-	-	-	-	-	-	(107,267)	(107,267)

Balance, December 31, 2009	96,258,196	96,258	-	9,958	10	16,632,770	-	(16,770,000)	(948,463)	(989,425)

Imputed interest on loan from related party						3,487				3,487
Shares issued for consulting fee	3,000,000	3,000				132,000				135,000
Shares issued for debt conversion Asher note	860,215	860				10,544				11,404
Net loss									(269,468)	(269,468)

Balance, December 31, 2010	100,118,411	$ 100,118	-	9,958	$ 10	$ 16,778,800	-	$ (16,770,000)	$ (1,217,931)	$ (1,109,003)

The accompanying notes are an integral part of these financial statements.

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007 TO DECEMBER 31,2010

			Period From
			January 1, 2007
			(re-entering
			development stage) to
	2010	2009	December 31, 2010
Cash Flows From Operating Activities:
Net loss	$(269,468)	$(107,267)	$(1,217,931)
Adjustments to reconcile net loss to net cash used
in operating activities:
Bad debts	-	-	617,336
Imputed interest charged to equity	3,487	2,804	11,287
Amortization of Discount	20,226	-	20,226	@QB: Interest Expense-Finance Charge
Issuance of shares for consulting services	135,000	-	135,000
Changes in fair value of derivative liability	4,574	-	4,574
Changes in assets and liabilities:
Decrease in deposits and prepaid expenses	-	-	46,816
Increase(decrease) in accounts payable	6,152	7,028	(17,653)
Increase in accrued expenses	56,102	51,833	183,891
Total adjustments	225,540	61,665	1,001,476
Net cash used in operating activities	(43,928)	(45,602)	(216,455)

Cash Flows From Financing Activities:
Proceeds from notes - related parties	24,241	45,475	130,283
Payment of Notes- related parties	(40,666)	-	(40,666)
Proceeds from notes	65,440	-	65,440	(Total short-term loan proceeds from Jonny Park, Asher and Tony Hung Nguyen)
Payment on notes	(5,000)	-	(5,000)	Payment in short-term loan (Johny Park)
Payments of lines of credit	-	-	(1,270)
Stock issued for cash	-	-	62,600
Net cash provided by financing activities	44,015	45,475	211,387

Increase(decrease) in cash	88	(127)	(5,067)
Cash - Beginning of period	92	219	5,247
Cash - End of period	$180	$92	$180

Supplemental Cash Flow Information:
Interest paid	$-	$1,000	$19,177
Taxes paid	$-	$-	$-
Non-cash investing and financing activities:
Debt discount	$44,090	$-	$44,090

The accompanying notes are an integral part of these financial statements.

        Catalyst Resource Group, Inc

     Formerly Jeantex Group, Inc

            (Development Stage Company)

    Notes to Consolidated Financial Statements

December 31, 2010

NOTE 1 - DESCRIPTION OF BUSINESS

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

 Catalyst Resource Group, Inc

 Formerly Jeantex Group, Inc

 (Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2010

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

As a result of Yves Castaldi Corp.’s filing for Chapter 11 protection with the United States Bankruptcy Court of the Central District of California and naming the Company as a creditor during the fourth quarter of Fiscal Year 2006, the Company has written off its cash investments in Yves Castaldi Corp. and will cancel all the 10,000,000 shares that were issued to Yves Castaldi Corp.

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

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2010 towards management of liabilities and improving the operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

     Catalyst Resource Group, Inc

  Formerly Jeantex Group, Inc

         (Development Stage Company)

    Notes to Consolidated Financial Statements

December 31, 2010

NOTE 2 – GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company's current liabilities exceed current assets by $1,109,003.  The Company has an accumulated deficit of $17,987,931 at December 31, 2010. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2010 and 2009.

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

   Catalyst Resource Group, Inc

Formerly Jeantex Group, Inc

       (Development Stage Company)

    Notes to Consolidated Financial Statements

December 31, 2010

Revenue Recognition

Revenue is recognized when earned. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company did not have any revenue during the years ended December 31, 2010 and 2009.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2010. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Basic and Diluted Net Loss per Share

The Company follows ASC No. 260 that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the periods ended December 31, 2010 and 2009, there were no common stock equivalents.

For the year ended December 31, 2010, there were no potentially dilutive securities outstanding.

     Catalyst Resource Group, Inc

  Formerly Jeantex Group, Inc

         (Development Stage Company)

    Notes to Consolidated Financial Statements

December 31, 2010

Recently Adopted Accounting Pronouncements

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

     Catalyst Resource Group, Inc

  Formerly Jeantex Group, Inc

         (Development Stage Company)

    Notes to Consolidated Financial Statements

December 31, 2010

Recently Issued Accounting Standards

In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In October 2009, the FASB issued FASB ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is now codified under FASB ASC Topic 985, “Software.” This ASU changes the accounting model for revenue arrangements which include both tangible products and software elements, providing guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance. FASB ASU No. 2009-14 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on our consolidated financial position, results of operations or cash flows.

     Catalyst Resource Group, Inc

  Formerly Jeantex Group, Inc

         (Development Stage Company)

    Notes to Consolidated Financial Statements

December 31, 2010

In April 2010, the FASB issued FASB ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration which is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety, and an individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated individually to determine if it is substantive. FASB ASU No. 2010-17 was effective on a prospective basis for milestones achieved in fiscal years (and interim periods within those years) beginning on or after June 15, 2010, with early adoption permitted. If an entity elects early adoption, and the period of adoption is not the beginning of its fiscal year, the entity should apply this ASU retrospectively from the beginning of the year of adoption. This ASU did not have any effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our future financial statements.

     Catalyst Resource Group, Inc

  Formerly Jeantex Group, Inc

         (Development Stage Company)

    Notes to Consolidated Financial Statements

December 31, 2010

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on our consolidated financial position, results of operations or cash flows.

Reclassifications

For comparative purposes, prior period’s consolidated financial statements have been reclassified to conform with report classifications of the current period.

NOTE 4 - NOTES PAYABLE

At December 31, 2010 and December 31, 2009, notes payable consisted of the following:

Note Payable to ex-president of the Company, unsecured,

8% interest matured September 2006,                                                                              $  250,000

Note Payable due to individual, unsecured, 8% interest due on demand                               50,000

Note Payable due to individual, unsecured, 8% interest due on demand                               25,000

Note Payable due to individual, unsecured, 8% interest due on demand                               10,500

Note Payable due to individual, unsecured, 8% interest due on demand                                 7,000

Note Payable due to individual, unsecured, 8% interest due on demand                                 7,000

Note Payable due to individual, unsecured, 8% interest due on demand                                 1,540

                                                                                                                                           $ 351,040

Interest expense on these notes for the years ended December 31, 2010 and 2009 were $35,669 and $34,840, respectively.

      Catalyst Resource Group, Inc

   Formerly Jeantex Group, Inc

          (Development Stage Company)

    Notes to Consolidated Financial Statements

December 31, 2010

NOTE 5 - CONVERTIBLE PROMISSORY NOTE

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

The Company’s Convertible 8% Note issued May 11, 2010 contains a conversion feature that allows for conversion into shares at a price discounted from the market price. This amount is set at 58% of the average of the three lowest stock prices over the last 10 days. Additionally, the note contains a reset provision to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

We valued the conversion features in its convertible notes using a binomial lattice valuation model. The lattice model values the embedded derivatives based on a probability-weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivatives, which are: (i) payments are made in cash, (ii) payments are made in stock, (iii) the holder exercises its right to convert the debentures, (iv) we exercise our right to convert the debentures, and (v) we default on the debentures. We use the model to analyze the underlying economic factors that influence which of these events will occur, when they are likely to occur, and the price of its common stock and specific terms of the debentures, such as interest rate and conversion price, that will be in effect when they occur. Based on the analysis of these factors, we use the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

The value of the derivative liability at December 31, 2010 is $40,205.

Catalyst Resource Group, Inc

   Formerly Jeantex Group, Inc

          (Development Stage Company)

    Notes to Consolidated Financial Statements

December 31, 2010

On November 29, 2010, Asher Enterprises, Inc. converted $8,000 note to 860,215 shares of the Company’s common stock. As a result, as of December 31, 2010, the convertible note payable face amount is $37,000 and due to the conversion being within the terms of the contract no gain or loss was recorded on the transaction.

NOTE 6 - PAYABLE TO RELATED PARTIES

At December 31, 2010 and 2009, notes payable to related parties consisted of the following:

                                                                                                             2010                      2009

Note Payable to PHI Group Inc. related by ownership,

   unsecured, 8% interest, due on demand.                                       $198,049            $ 218,947

Note Payable to PHILand Corporation, a subsidiary of

   PHI Group Inc.                                                                                    1,000                   1,000

Short-term loan by individual, related by common

   director, unsecured, interest free, due on demand                            27,798                 23,325

                                                                                                         $226,847            $ 243,272

Accounts payable in the amounts of $19,500 and $19,500 as of December 31, 2010 and 2009, respectively, were due to related parties.

The interest payable to related parties were $17,437 and $17,038 for the year ended December 31, 2010 and 2009, respectively.

NOTE 7 - INTEREST PAYABLE

Interest payable in the amounts of $264,975 and $211,400 as of December 31, 2010 and 2009, respectively, were due to accrued interest on notes payable owed to ex-president of the Company and several individuals.

NOTE 8 - IMPUTED INTEREST

Imputed interest at 8% in the amounts of $3,487 and $2,804 for the years ended December 31, 2010 and 2009, respectively, are included as an increase to additional paid in capital.

        Catalyst Resource Group, Inc

     Formerly Jeantex Group, Inc

           (Development Stage Company)

    Notes to Consolidated Financial Statements

December 31, 2010

NOTE 9 - INCOME TAXES

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

The Company currently has net operating loss carry forwards aggregating approximately $4,190,000, which expires through 2029. The deferred tax asset of approximately $1,677,607 related to the carry forwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2010 and 2009:

                                                                            2010                                          2009

  Deferred tax assets                                         $   1,677,607            $   1,633,000

  Valuation allowance for deferred tax assets         (1,677,607)                        (1,633,000)

  Net deferred tax assets                                        $                -                      $                -

NOTE 10 - FAIR VALUE ACCOUNTING

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value, on a recurring basis as of December 31, 2010:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$40,205	$-	$-	$40,205	$40,205
Totals		$-	$-	$40,205	$40,205

     Catalyst Resource Group, Inc

  Formerly Jeantex Group, Inc

         (Development Stage Company)

    Notes to Consolidated Financial Statements

December 31, 2010

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Our Level 3 liabilities consist of the derivative liabilities associated with certain preferred stock issuances and freestanding warrants that contain down round provisions.

 The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended December 31, 2010:

Derivative
Liabilities

Balance, January 1, 2010	$0
Addition	44,090
Debt conversion	8,459
Total realized/unrealized (gains) or losses:
Included in other income (expense)	(4,574)
Transfers in and/or out of Level 3	-
Balance, December 31, 2010	$40,205

     Catalyst Resource Group, Inc

  Formerly Jeantex Group, Inc

         (Development Stage Company)

    Notes to Consolidated Financial Statements

December 31, 2010

NOTE 11 - STOCKHOLDERS' EQUITY

Pursuant to the amendment of the Articles of Incorporation of the Company as filed with the Secretary of State, Florida, on October 1, 2003, the authorized common stock has been divided into two classes known as Common Stock (previously known as Class A Common Stock) and Class B assessable common stock.

Common Stock

On November 19, 2010 the Company issued 3,000,000 shares for consulting services recorded at $135,000 based on the fair market value of the shares on the date of the agreement.

On November 29, 2010, Asher Enterprises, Inc. converted $8,000 note to 860,215 shares of the Company’s common stock.

At December 31, 2010, the Company has authorized for issue, 299,990,000 shares of Common Stock with a par value of $0.001. Common Stock issued and outstanding of 100,118,411 shares is fully paid and non-assessable.

Class B Common Stock

At December 31, 2010, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

Preferred Stock

The Company has 100,000,000 shares of authorized Preferred Stock, with a par value of $0.001. As of the date of this report, the Company has not issued any Preferred Stock.

NOTE 12- SUBSEQUENT EVENT

On January 11, 2011, the Company issued a second Convertible Promissory Note to Asher for $40,000 under similar terms and conditions.

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

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses were identified.

1.   As of December 31, 2010, effective controls over the control environment were not maintained.  Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.   As of December 31, 2010, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM  9B.  OTHER MATTERS

None

PART III

ITEM  10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers and Directors:

Name                                       Age      Positions and Offices Held

Henry D. Fahman                    56        Chairman, Interim President since March 31, 2005

Daniel St. John                                    62        Director since April 30, 2010.

The current board of directors of the Company consists of two members

Business Experience of Directors and Executive Officers:

Henry Fahman, Director

Henry D. Fahman is currently Interim Chief Executive and Acting Financial Officer of the Company and has been President and Chairman of the Board of PHI Group Inc., a corporation currently trading on the OTCQB Market under the symbol "PHIE", since January 14, 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman is currently Chairman of Philand Ranch Ltd, a United Kingdom corporation currently listed on the Frankfurt Stock Exchange under the symbol “1P8”.

Daniel St. John, Director

Mr. St. John holds a Bachelors of Science Degree from the University of Las Vegas and has over 30 years of experience in mergers and acquisitions in the areas of real estate, energy, manufacturing, distribution, services, and technology. Since 1989, Mr. St. John has pursued his continual interest in the fields of mining, oil & gas, investment banking, and manufacturing. Mr. St. John has served as a Corporate Strategist for PHI Group, Inc., a company traded on the OTCQB Market, since 2002. Currently Mr. St. John is a member of the Board of Directors of Maisy Mae Mining Inc., a New Brunswick corporation, Canada, and of Philand Ranch Ltd., a United Kingdom corporation listed on the Frankfurt Stock Exchange.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers:

On April 30, 2010 the Board of Directors of the Company appointed Daniel St. John as a new member of the Board of Directors to serve until the next shareholder meeting.

Audit Committee and Financial Expert:

We do not have an audit committee and do not have the resources to expand our management at this time, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e) 2.13.

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

The following table sets forth compensation paid by the Company to the executive officers.

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts
Henry Fahman (Interim CEO/CFO)	2010 2009 2008	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

The following table sets forth information, as of December 31, 2010, with respect to the number of shares beneficially owned by individual and directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Henry Fahman, Chairman/ Interim CEO/CFO 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	2,000,000 Common Stock, Non-assessable shares	2.08 % of Common Stock
Providential Foundation, Inc. 11216 Central Ave. South El Monte, CA 91733	3,407,000 Common Stock Non-assessable shares	4.19 % of Common Stock
Providential Capital, Inc. 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	3,289,667 Common Stock Non-assessable shares	3.42 % of Common Stock
PHI Group, Inc. 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	22,535,714 Common Stock Non-assessable shares	22.51 % of Common Stock
Cede & Co (DTC)	16,218,261 Common stock 1,111 Common B shares	16.20% of Common Stock
Christopher Long 1621 Cole Street Baltimore, MD 21223	8,867,000 Common Stock Non-assessable shares	8.86% of Common Stock
All Directors and Executive Officers as a group	41,764, 381 Common Stock Non-assessable shares	43.39 % of Common Stock

(1) Based upon 100,118,411 shares of Non-assessable Common Stock and 9,958 shares of Class B Assessable Common Stock issued as of December 31, 2010.

ITEM  13.  CERTAIN REALTIONSHIPS AND RELATED TRANSACTIONS

PHI Group, Inc.: As of December 31, 2010, the Company owes $198,049 to PHI Group, Inc., a shareholder of the Company with a mutual CEO/Director. This loan is unsecured, carries 8.5% interest per annum, and due on demand. The Company also has a balance of $19,500 in accounts payable to PHI Group, Inc.

Henry Fahman: The Company owes $27,978 to the interim CEO/CFO of the Company as of December 31, 2010.

ITEM  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company recorded a total fee of $13,500 to M & K CPAs, PLLC related to the audits for the years ended December 31, 2009 and quarterly reviews in 2010 during the year ended December 31, 2010.

All Other Fees

The Company did not incur or pay any non-audit fees for the years 2010 or 2009.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

FINANCIAL STATEMENTS

The following financial statements of Catalyst Resource Group, Inc. are included:

   Consolidated Balance Sheets                                      — December 31, 2010 and 2009

   Consolidated Statements of Operations                      — For years ended December 31, 2010 and 2009

   Consolidated Statements of Cash Flows                     — For years ended December 31, 2010 and 2009

   Consolidated Statements of Owners’ Equity              — For years ended December 31, 2010 and 2009

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

3(i)4                  Articles of Amendment to the Articles of Incorporation of Lexor Holdings dated June 29, 2005, filed May 3, 2006 as Exhibit 3(i) 4 to the Company's Form 10KSB for the year ended December 31, 2005.

3(ii)1                 By-laws, as amended, filed as Exhibit 3(b) to the Company's Form 10 K for the year ended September 30, 1983.

3(ii) 2                By-laws, as amended, filed May 3, 2006 as Exhibit 3(ii) 2 to the Company's Form 10KSB for the year ended December 31, 2005.

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

1. Stock Purchase Agreement with Yves Castaldi Corporation, filed on January 6, 2006.

2. Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., filed on February 6, 2006.

3. Amendment to Stock Purchase Agreement with Yves Castaldi Corporation, filed June 6, 2006.

4. Change of Auditors, filed November 6, 2008.

SIGNATURES

Date: March 31, 2011

By: /s/ Henry D. Fahman

Henry D. Fahman, Interim President and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities thereunto duly authorized and on the dates indicated.

CATALYST RESOURCE GROUP, INC. (Registrant)

SIGNATURE                           TITLE                                                                                                            DATE

/s/ Henry D. Fahman

HENRY D. FAHMAN               Chairman/Interim President/Acting Chief Financial Officer             March 31, 2011

/s/ Daniel St. John                        Director                                                                                                          March 31, 2011

DANIEL ST. JOHN