Form 10-Q
period 2011-03-31
CATALYST RESOURCE GROUP, INC.
filed 2011-05-19
CIK 106311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2011

or

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

As of May 19, 2011, there were 102,596,195 shares of the issuer's Common Stock, $.001 par value per share, Class A Common Stock, (including 20,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B Common Stock, $.001 par value, issued and outstanding.

CATALYST RESOURCE GROUP, INC.

(Formerly JEANTEX GROUP, INC. )

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets as of March 31, 2011 and December 31, 2010 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited)

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS:

Current Assets:
Cash	$5,848	$180

TOTAL ASSETS	$5,848	$180

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable	$197,307	$188,424
Interest payable	276,577	264,975
Notes payable	351,040	351,040
Convertible promissory note, net of discount $73,271 and 18,809, respectively	6,729	18,191
Payables to related parties	183,347	246,347
Derivative Liability	79,320	40,205
Total Current Liabilities	$1,094,320	$1,109,182

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
299,990,000 shares authorized, 102,596,195 and 100,118,411 shares	$102,597	$100,118
issued and outstanding, respectively
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Additional paid in capital	16,860,150	16,778,800
Accumulated deficit prior to development stage	(16,770,000)	(16,770,000)
Accumulated deficit during development stage	(1,281,229)	(1,217,930)
Total Stockholders' Deficit	$(1,088,472)	$(1,109,002)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,848	$180

The accompanying notes are an integral part of these financial statements.

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND THE PERIOD
FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007, TO MARCH 31, 2011
(Unaudited)

			From Re-entering of
			Development Stage
			January 1, 2007 to
2011	2010		March 31, 2011

NET SALES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
General and administration	20,037	27,100	379,219
Bad Debts	-	-	617,336
Total Operating Expenses	20,037	27,100	996,555

Income(Loss) from Operations	(20,037)	(27,100)	(996,555)

OTHER INCOME (EXPENSES)
Interest expense	(39,745)	(14,570)	(276,584)
Other expense	(3,516)	-	(8,090)
Total other income (expense)	(43,261)	(14,570)	(284,674)

NET INCOME(LOSS)	$(63,298)	$(41,670)	$(1,281,229)

Weighted average number of Class A shares
outstanding-basic and diluted	101,995,073	96,258,196

Basic and diluted net loss per share-Class A	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.
CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007 TO MARCH 31, 2011
(Unaudited)

			Period From
			January 1, 2007
			(re-entering
			development stage) to
	2011	2010	March 31, 2011
Cash Flows From Operating Activities:
Net loss	$(63,298)	$(41,670)	$(1,281,229)
Adjustments to reconcile net loss to net cash used
in operating activities:
Bad debts	-	-	617,336
Imputed interest charged to equity	926	850	12,213
Amortization of Discount	25,239	-	45,465
Issuance of shares for consulting services	-	-	135,000
Changes in fair value of derivative liability	3,516	-	8,090
Changes in assets and liabilities:
Decrease in deposits and prepaid expenses	-	-	46,816
Increase(decrease) in accounts payable	8,588	12,973	(9,065)
Increase in accrued expenses	13,697	13,526	197,588
Total adjustments	51,966	27,349	1,053,443
Net cash used in operating activities	$(11,332)	$(14,321)	$(227,787)

Cash Flow From Financing Activities:
Proceeds from notes - related parties	$-	$14,335	$130,283
Payment of Notes- related parties	(63,000)	-	(103,666)
Proceeds from notes	80,000	-	145,440
Payment on notes	-	-	(5,000)
Payments of lines of credit	-	-	(1,270)
Stock issued for cash	-	-	62,600
Net cash provided by financing activities	$17,000	$14,335	$228,387

Increase(decrease) in cash	5,668	14	601
Cash - Beginning of period	180	92	5,247
Cash - End of period	$5,848	$106	$5,848

Supplemental Cash Flow Information:
Interest paid	$-	$1,000	$19,177
Taxes paid	$-	$-	$-
Non-cash investing and financing activities:
Debt Discount	$44,090	-	$44,090
Debt Conversion	$37,000	-	$37,000

The accompanying notes are an integral part of these financial statements.

Catalyst Resource Group, Inc.

          (Formerly Jeantex Group, Inc.)

Notes to Unaudited Consolidated Financial Statements

March 31, 2011

1. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended December 31, 2010.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

2. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $18,051,229 at March 31, 2011. At March 31, 2011, the Company’s current liabilities exceeded its current assets by $1,088,472.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. NOTES PAYABLE

At March 31, 2011 and December 31, 2010, notes payable consisted of the following:

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

                                                                                                                                           $ 351,040

Total interest expense for the periods ended March 31, 2011 and 2010 was $39,745 and $14,570 respectively.

4. PAYABLES TO RELATED PARTIES

At March 31, 2011 and December 31, 2010, notes payable to related parties consisted of the following:

	March 31, 2011	December 31, 2010

Note Payable to PHI Group, Inc. related by ownership, unsecured, 8% interest, due on demand	$ 156,549	$ 198,049
Note Payable to PHILand Corporation, a subsidiary of PHI Group Inc.	-	1,000
Short-term loan from officer, unsecured, interest free, due on demand	26,798	47,298

	$ 183,347	$ 246,347

The decrease in note payable to PHI Group, Inc. was due to partial repayment of principal.

Imputed interest on the interest free short-term loan from officer in the amount of $926 and $3,487 were included as an increase to additional paid in capital at March 31, 2011 and December 31, 2010, respectively.

5.  CONVERTIBLE PROMISSORY NOTE

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

During the first quarter, the remaining $37,000 principal of the convertible notes issued in May 18, 2010 has been converted into 2,477,784 shares which extinguished the derivative liability resulting in a credit to paid in capital of $41,734. The remaining debt discount was written off to interest expense in the amount of $18,809.

On January 11, 2011 and March 10, 2011, the Company issued a second and a third Convertible Promissory Note to Asher for $40,000 each under similar terms and conditions.

	12/31/10	Additions	Conversions	3/31/11
Asher Enterprise	37,000		(37,000)	80,000
		80,000

Discount on Asher Note	(18,809)	(79,035)		(73,272)
			24,572

6.  DERIVATIVE

The Company’s Convertible 8% Note issued May 18, 2010 contains a conversion feature that allows for conversion into shares at a price discounted from the market price. This amount is set at 58% of the average of the three lowest closing bid prices over the last 10 days. Additionally, the note contains a reset provision to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

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

Roll-forward of Derivative Net Liabilities
Total derivative net liabilities as of December 31, 2010	$ 40,205
Derivative balance at issuance (January 11, 2011)	40,666
Derivative balance at issuance (March 10, 2011)	39,035
Conversion of Note	(44,102)
Change due to Market to Market	3,516
Net fair value of derivatives as of March 31, 2011	$ 79,320

During the first quarter, the remaining $37,000 principal of the convertible notes was converted, which extinguished the associated derivative liability. The remaining debt discount of $18,809 was written off to interest expense at the time of conversion. On January 11, 2011 and March 10, 2011, the Company issued a second and third Convertible Promissory Note to Asher for $40,000 each under similar terms and conditions. Based on current guidance, the Company concluded that the convertible notes issued to Asher during the first quarter is also required to be accounted for as a derivative. This guidance requires the Company to bifurcate and separately account for the conversion features of the convertible notes issued as embedded derivatives. Derivative liabilities of $40,666 and $39,035 resulted from the January 11, 2011 and March 10, 2011 note issuances and an associated debt discounts of $40,000 and $39,035, respectively. The debt discounts are being amortized over the nine-month note life, using the effective interest method. Total debt discount amortization for the period ending March 31, 2011 was $24,572 which was recorded as interest expense during the period.

The fair value of the derivative liability at March 31, 2011 is $79,320.

7. RECLASSIFICATION

For comparative purposes, prior period’s consolidated financial statements have been reclassified to conform with report classifications of the current period.

8. STOCKHOLDER’S EQUITY

Pursuant to the amendment of the Articles of Incorporation of the Company as filed with the Secretary of State, Florida, on October 1, 2003, the authorized common stock has been divided into two classes known as Common Stock (previously known as Class A Common Stock) and Class B assessable common stock.

Common Stock

On January 3, 2011, Asher Enterprises, Inc. converted $10,000 of the note to 819,672 shares of the Company’s common stock.

On January 19, 2011, Asher Enterprises, Inc. converted $8,000 of the note to 425,532 shares of the Company’s common stock.

On January 21, 2011, Asher Enterprises, Inc. converted $10,000 of the note to 578,035 shares of the Company’s common stock.

On February 17, 2011, Asher Enterprises, Inc. converted $9,000 of the note to 654,545 shares of the Company’s common stock.

At March 31, 2011, the Company has authorized for issue, 299,990,000 shares of Common Stock with a par value of $0.001. Common Stock issued and outstanding of 102,596,195 shares is fully paid and non-assessable.

Class B Common Stock

At March 31, 2011, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

Preferred Stock

The Company has 100,000,000 shares of authorized Preferred Stock, with a par value of $0.001. As of the date of this report, the Company has not issued any Preferred Stock.

8. SUBSEQUENT EVENT

On April 5, 2011, the Company issued a fourth Convertible Promissory Note to Asher for $40,000 under similar terms and conditions.

On May 5, 2011, the Company entered into an agreement with Rerun Recovery, Inc. to cooperate with each other to utilize a proprietary pre-treatment technology for the mining industry to process and sell platinum group metals (PGMs) and gold from a mine in Alaska and one in Oregon to industrial and private users. Pursuant to the agreement, Rerun Recovery will share 70% net profits of the processed minerals from these mines to the Company. In return, the Company will be responsible for $400,000 related to the operations on the mines and $3,500,000 for building new processing facilities. In addition, the Company will issue also 150,000,000 shares of its authorized but unissued non-assessable common stock to Rerun Recovery in exchange for the 70% profit sharing.  The closing of this transaction is subject to the approval of a majority of shareholders of the Company.

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

On December 20, 2005, the Company entered into a Stock Purchase Agreement with Yves Castaldi Corporation, a California corporation. Pursuant to the terms of the Agreement, Jeantex Group, Inc. has agreed to acquire 51% of the total issued and outstanding equity interests of Castaldi (10,408 shares of the common stock) in exchange for the payment of $650,000 in cash ($50,000 paid on December 29, 2005 and an executed promissory note for the remaining $600,000 of which $300,000 is to be used for working capital) and the issuance of 10,000,000 newly-issued shares of Jeantex Group, Inc. common stock. The 10,000,000 shares of Jeantex restricted common stock will be vested on a pro-rata basis, based on a minimum of $10,000,000 in revenues and between $2.5 and $3.0 million in net profit to be generated by Yves Castaldi Corporation in the next 12 months. The closing of this acquisition occurred December 30, 2005. In June 2006, this Stock Purchase Agreement was amended whereby the Company has agreed to reduce its stake in Castaldi from 51% to 20% of the total issue and outstanding number of shares of Castaldi.  Castaldi has agreed to retain only 4,000,000 of the 10,000,000 shares originally issued to it pursuant to the Agreement and will also retain $226,650 paid to Castaldi by the Company as consideration for the Company's 20% stake in Castaldi.  The four million (4,000,000) shares of common stock retained by Castaldi will be vested on a pro-rata basis based on Yves Castaldi Corporation's projected revenues of $10,000,000 and net profits of $2,000,000 in the next twenty-four months commencing July 1, 2006. In the event said target revenues and profitability are not reached within said twenty-four months, the amount of vested shares shall be adjusted accordingly on a pro- rata basis. The remaining 6,000,000 shares will be surrendered by Castaldi.

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

New Business Focus:

The Company has taken various steps to revise its operating and financial plans, including negotiating to acquire technologies related to mining, building materials, energy and natural resources.  Management believes that these new initiatives will create long-term value for the Company but there is no guarantee that the Company will succeed in its plans.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues:

The Company had no revenue for the quarters ended March 31, 2011 or  2010.

Operating Expenses:

The Company incurred total operating expenses of $20,037 for the quarter ended March 31, 2011 as compared to $27,100 for the same quarter in 2010.  The operating expenses consisted of general and administration expenses.  The decrease is primarily due to the decrease in travel expense.

Loss from operations:

The Company had losses from operations of $20,037 for the quarter ended March 31, 2011 as compared to a loss from operations of $27,100 for the same quarter in 2010.  This decrease of loss was due to the decrease in general and administration expense of $7,063 in the quarter ended March 31, 2011.

Other Income (Expenses):

The Company incurred $39,745 in interest expense for the quarter ended March 31, 2011 as compared to $14,570 in interest expense for the quarter ended March 31, 2010.

Net loss:

The Company had a net loss of $63,298 for the quarter ended March 31, 2011 as compared to a net loss of $41,670 in the same quarter in 2010.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarters ended March 31, 2011 and 2010 was $0.00 for both periods.

Liquidity and Capital Resources

At March 31, 2011, the Company had $5,848 in cash. The Company used $11,332 for operating activities during the three-month period ended March 31, 2011 compared to $14,321 for the same quarter in 2010.

The use of cash in operating activities in 2011 and 2010 were due to the change in value and amortization of derivatives.

In financing activities, the Company obtained $80,000 from proceeds on notes during the three-month period ended March 31, 2011 compare to $14,335 from proceeds on notes from related party during the three-month period ended March 31, 2010.

The Company has incurred an accumulated deficit as of March 31, 2011 of $18,051,229.

The future of the Company is dependent on its ability to generate cash from future acquisition of a business. There can be no assurance that the Company will be able to implement its current plan.

Item 3. Quantitative and Qualitative Disclosure about Market Risk\

None

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

CATALYST RESOURCE GROUP, INC.

Formerly JEANTEX GROUP, INC.

(Registrant)

Date: May 19, 2011

By: /s/ Henry D. Fahman

Henry D. Fahman,

Principal Executive/Financial Officer