Form 10-Q
period 2011-06-30
CATALYST RESOURCE GROUP, INC.
filed 2011-08-15
CIK 106311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2011

or

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

As of August 15, 2011, there were 103,669,948 shares of the issuer's Common Stock, $.001 par value per share, Class A Common Stock, (including 20,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B Common Stock, $.001 par value, issued and outstanding.

CATALYST RESOURCE GROUP, INC.

(Formerly JEANTEX GROUP, INC. )

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets as of June 30, 2011(Unaudited) and December 31, 2010

Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and 2010 and the period from January 1, 2007 (Inception) to June 30, 2011 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and the period from January 1, 2007 (Inception) to June 30, 2011 (Unaudited)

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2011	2010

ASSETS:

Current Assets:
Cash	$195	$180

TOTAL ASSETS	$195	$180

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable	$205,948	$222,029	1,133,083
Interest payable	257,127	231,371
Notes payable	355,040	351,040
Convertible promissory note, net of discount $99,830 and 18,809 respectively	20,170	18,191
Payables to related parties	155,452	246,347
Derivative Liability	139,540	40,205
Total Current Liabilities	$1,133,277	$1,109,183

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
299,990,000 shares authorized, 102,596,195 and 100,118,411 shares	$102,597	$100,118
issued and outstanding, respectively
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Additional paid in capital	16,861,079	16,778,800
Accumulated deficit prior to development stage	(16,770,000)	(16,770,000)
Accumulated deficit during development stage	(1,326,768)	(1,217,931)
Total Stockholders' Deficit	$(1,133,082)	$(1,109,003)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$195	$180

The accompanying notes are an integral part of these financial statements.

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE PERIOD
FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007, TO JUNE 30, 2011
(unaudited)

					From Re-entering of
	Three months ended June 30		Six months ended June 30		Development Stage
					January 1, 2007 to
	2011	2010	2011	2010	June 30, 2011

NET SALES	$-	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
General and administration	14,398	6,426	34,435	33,526	393,617
Bad Debts	-	-	-	-	617,336
Total Operating Expenses	14,398	6,426	34,435	33,526	1,010,953

Income(Loss) from Operations	(14,398)	(6,426)	(34,435)	(33,526)	(1,010,953)

OTHER INCOME (EXPENSES)
Interest expense	(28,364)	(15,781)	(68,109)	(30,351)	(304,948)
Changes in fair value of derivative liability	(20,562)	-	(24,078)	-	(28,652)
Other income	17,784	-	17,784	-	17,784
Total other income (expense)	(31,141)	(15,781)	(74,402)	(30,351)	(315,815)

NET INCOME(LOSS)	$(45,539)	$(22,207)	$(108,837)	$(63,877)	$(1,326,768)

Weighted average number of Class A shares
outstanding-basic and diluted	102,596,195	96,258,196	102,297,294	96,258,196

Basic and diluted net loss per share-Class A	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007 TO JUNE 30, 2011
(unaudited)

			Period From
			January 1, 2007
			(re-entering
			development stage) to
	2011	2010	June 30, 2011
Cash Flows From Operating Activities:
Net loss	$(108,837)	$(63,537)	$(1,326,768)
Adjustments to reconcile net loss to net cash used
in operating activities:
Bad debts	-	-	617,336
Imputed interest charged to equity	1,855	1,705	13,142
Amortization of Discount	38,338	790	58,564
Issuance of shares for consulting services		-	135,000
Changes in fair value of derivative liability	24,078	(340)	28,652
Changes in assets and liabilities:
Decrease in deposits and prepaid expenses	-	-	46,816
Increase(decrease) in accounts payable	17,575	1,253	(78)
Increase in accrued expenses	(6,100)	30,524	177,791
Total adjustments	75,746	33,932	1,077,223
Net cash used in operating activities	(33,091)	(29,605)	(249,545)

Cash Flow From Investing Activities:
Increase in notes receivable	-	-	-
Net cash used in investing activities	-	-	-

Cash Flow From Financing Activities:
Proceeds from notes - related parties	7,605	63,503	137,888
Payment of Notes- related parties	(98,500)	(33,000)	(139,166)
Proceeds from notes	124,000	-	189,440
Payment on notes	-	-	(5,000)
Payments of lines of credit	-	-	(1,270)
Stock issued for cash	-	-	62,600
Net cash provided by financing activities	33,106	30,503	244,493

Increase(decrease) in cash	15	898	(5,052)
Cash - Beginning of period	180	92	5,247
Cash - End of period	$195	$990	$195

Supplemental Cash Flow Information:
Interest paid	$-	$-	$19,177
Taxes paid	$-	$-	$-
Non-cash investing and financing activities:
Debt Discount	$119,359	-	$119,359
Debt Conversion	$37,000	-	$37,000

The accompanying notes are an integral part of these financial statements.

Catalyst Resource Group, Inc.

          (Formerly Jeantex Group, Inc. )

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

1. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended December 31, 2010.

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

2. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $18,096,768 at June 30, 2011. At June 30, 2011, the Company’s current liabilities exceeded its current assets by $1,133,083.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. NOTES PAYABLE

At June 30, 2011 and December 31, 2010, notes payable consisted of the following:

	June 30, 2011	December 31, 2010
Note Payable to ex-president of the Company, unsecured, 8% interest matured September 2006	$250,000	$250,000
Note Payable due to individual, unsecured, 8% interest due on demand	50,000	50,000
Note Payable due to individual, unsecured, 8% interest due on demand	25,000	25,000
Note Payable due to individual, unsecured, 8% interest due on demand	10,500	10,500
Note Payable due to individual, unsecured, 8% interest due on demand	7,000	7,000
Note Payable due to individual, unsecured, 8% interest due on demand	11,000	7,000
Note Payable due to individual, unsecured, 8% interest due on demand	1,540	1,540
	$355,040	$351,040

Total interest expense for the three months ended June 30, 2011 and 2010 was $28,634 and $15,781 respectively.

Total interest expense for the six months ended June 30, 2011 and 2010 was $68,109 and $30,351 respectively.

4. PAYABLES TO RELATED PARTIES

At June 30, 2011 and December 31, 2010, notes payable to related parties consisted of the following:

	June 30, 2011	December 31, 2010

Note Payable to PHI Group, Inc. related by ownership, unsecured, 8% interest, due on demand	$ 128,549	$ 198,049
Note Payable to PHILand Corporation, a subsidiary of PHI Group Inc.	-	1,000
Short-term loan from officer, unsecured, interest free, due on demand	26,903	47,298

	$ 155,452	$ 246,347

The decrease in note payable to PHI Group, Inc. was due to partial repayment of principal.

Imputed interest on the interest free short-term loan from officer in the amount of $929 and $3,487 were included as an increase to additional paid in capital at June 30, 2011 and December 31, 2010, respectively.

5.  CONVERTIBLE PROMISSORY NOTES

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

The fourth Convertible Promissory Note to Asher was issued on April 15, 2011 for $40,000 under similar terms and conditions.

	12/31/10	Additions	Conversions	3/31/11	Additions	6/30/11
Asher Enterprise	37,000	80,000	(37,000)	80,000	40,000	120,000
Discount on Asher Note	(18,809)	(79,035)	24,572	(73,272)	(39,658)	(99,830)

6.  DERIVATIVE

The Company’s Convertible 8% Notes issued to Asher Enterprise, Inc during first and second quarters contain a conversion feature that allows for conversion into shares at a price discounted from the market price. This amount is set at 58% of the average of the three lowest closing bid prices over the last 10 days. Additionally, the note contains a reset provision to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

We valued the conversion features in its convertible notes using a binomial lattice valuation model. The lattice model values the embedded derivatives based on a probability-weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivatives, which are: (i) payments are made in cash, (ii) payments are made in stock, (iii) the holder exercises its right to convert the notes, (iv) we exercise our right to convert the notes, and (v) we default on the notes. We use the model to analyze the underlying economic factors that influence which of these events will occur, when they are likely to occur, and the price of its common stock and specific terms of the notes, such as interest rate and conversion price, that will be in effect when they occur. Based on the analysis of these factors, we use the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the notes are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the notes and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the notes without the compound embedded derivative in order to determine a value for the compound embedded derivative.

Roll-forward of Derivative Net Liabilities
Total derivative net liabilities as of December 31, 2010	$ 40,205
Derivative balance at issuance (January 11, 2011)	40,666
Derivative balance at issuance (March 10, 2011)	39,035
Conversion of Note	(44,102)
Change due to Market to Market	3,516
Net fair value of derivatives as of March 31, 2011	$ 79,320
Derivative balance at issuance (April 15, 2011)	39,658
Change due to Market to Market	20,562
Net fair value of derivatives as of June 30, 2011	$ 139,540

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

During the second quarter, the Company issued a fourth Convertible Promissory Note to Asher for $40,000 under similar terms and conditions on April 15, 2011. Based on current guidance, the Company concluded that the convertible notes issued to Asher on April 15, 2011 is also required to be accounted for as a derivative. This guidance requires the Company to bifurcate and separately account for the conversion features of the convertible notes issued as embedded derivatives. Derivative liabilities of $39,658 resulted from the April 15, 2011 note issuance and an associated debt discount of $39,658.  The debt discount is being amortized over the nine month note life, using the effective interest method.

Total debt discount amortization for the period ending June 30, 2011 was $37,672 which was recorded as interest expense during the period.

The fair value of the derivative liability at June 30, 2011 and December 31, 2010 is $139,540 and $40,205, respectively.

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

At June 30, 2011, the Company has authorized for issue, 299,990,000 shares of Common Stock with a par value of $0.001. Common Stock issued and outstanding of 102,596,195 shares is fully paid and non-assessable.

Class B Common Stock

At June 30, 2011, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

Preferred Stock

The Company has 100,000,000 shares of authorized Preferred Stock, with a par value of $0.001. As of the date of this report, the Company has not issued any Preferred Stock.

9. SUBSEQUENT EVENT

On May 5, 2011, the Company entered into an agreement with Rerun Recovery, Inc. to cooperate with each other to utilize a proprietary pre-treatment technology for the mining industry to process and sell platinum group metals (PGMs) and gold from a mine in Alaska and one in Oregon to industrial and private users. Pursuant to the agreement, Rerun Recovery will share 70% net profits of the processed minerals from these mines to the Company. In return, the Company will be responsible for $400,000 related to the operations on the mines and $3,500,000 for building new processing facilities. In addition, the Company will issue also 150,000,000 shares of its authorized but unissued non-assessable common stock to Rerun Recovery in exchange for the 70% profit sharing.  As of June 30, 2011, the closing of this transaction is still pending due to waiting upon the approval of a majority of shareholders of the Company.

On June 17, 2011, the Company signed a fifth Convertible Promissory Note to Asher for $32,500 under similar terms and conditions. Fund and the associated liability were not received until July 1, 2011.

On July 21, 2011, Asher Enterprises, Inc. converted $12,000 of the $40,000 convertible note issued on 01/11/11 to 379,747 shares of the Company’s common stock.

On July 25, 2011, Asher Enterprises, Inc. converted $10,000 of the $40,000 convertible note issued on 01/11/11 to 315,457 shares of the Company’s common stock.

On July 29, 2011, Asher Enterprises, Inc. converted $12,000 of the $40,000 convertible note issued on 01/11/11 to 378,549 shares of the Company’s common stock.

On August 1, 2011, the Company issued a sixth Convertible Promissory Note to Asher for $32,500 under similar terms and conditions.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues:

The Company had no revenue for the quarters ended June 30, 2011 or 2010.

Operating Expenses:

The Company incurred total operating expenses of $14,398 for the quarter ended June 30, 2011 as compared to $6,426 for the same quarter in 2010. The operating expenses consisted of general and administration expenses.  The increase is primarily due to the increase in professional fees.

Loss from operations:

The Company had losses from operations of $14,398 for the quarter ended June 30, 2011 as compared to a loss from operations of $6,426 for the same quarter in 2010.  This increase of loss was due to the increase in general and administration expense of $7,972 in the quarter ended June 30, 2011.

Other Income (Expenses):

The Company incurred $28,364 in interest expense for the quarter ended June 30, 2011 as compared to $15,781 in interest expense for the quarter ended June 30, 2010.

Net loss:

The Company had a net loss of $45,539 for the quarter ended June 30, 2011 as compared to a net loss of $21,867 in the same quarter in 2010.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarters ended June 30, 2011 and 2010 was $0.00 for both periods.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues:

The Company had no revenue for the periods ended June 30, 2011 or 2010.

Operating Expenses:

The Company incurred total operating expenses of $34,435 for the period ended June 30, 2011 as compared to $33,526 for the same period in 2010. The operating expenses consisted of general and administration expenses. The general administration expenses increased in the period ended June 30, 2011 compared to the same period in the prior year due to an increase in professional fees.

Loss from operations:

The Company had losses from operations of $34,435 for the period ended June 30, 2011 as compared to a loss from operations of $33,526 for the same period in 2010. This increase of loss was due to an increase in general and administration expense in the period ended June 30, 2011.

Net loss:

The Company had a net loss of $108,837 for the period ended June 30, 2011 as compared to a net loss of $63,537 in the same period in 2010.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the periods ended June 30, 2011 and 2010 was $0.00 for both periods.

Liquidity and Capital Resources

At June 30, 2011, the Company had $195 in cash.  The Company used $33,091 for operating activities during the six-month period ended June 30, 2011 compared to $29,605 for the same quarter in 2010.  The use of cash in operating activities in 2011 and 2010 were due to the change in value and amortization of derivatives.

In financing activities, the Company obtained $124,000 from proceeds on notes during the six-month period ended June 30, 2011 and $7,605 from proceeds on notes from related party compare to $0 and $63,503 during the six-month period ended June 30, 2010, respectively.

The Company has incurred an accumulated deficit as of June 30, 2011 of $18,096,768.

The future of the Company is dependent on its ability to generate cash from future acquisition of a business. There can be no assurance that the Company will be able to implement its current plan.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

CATALYST RESOURCE GROUP, INC.

Formerly JEANTEX GROUP, INC.

(Registrant)

Date: August 15, 2011

By: /s/ Henry D. Fahman

Henry D. Fahman,

Principal Executive/Financial Officer