Form 10-K/A
period 2010-12-31
CATALYST RESOURCE GROUP, INC.
filed 2011-11-17
CIK 106311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

714-843-5455

(Registrant's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

NAME OF EACH EXCHANGE ON WHICH REGISTERED:	TITLE OF EACH CLASS
NONE	NONE

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

EXPLANATORY NOTE

This amendment is filed in response to the letter dated June 23, 2011 by the Division of Corporation Finance, Securities and Exchange Commission, regarding Item 9A (Controls and Procedures) and Exhibits 31.1 and 31.2 in Form 10-K of Catalyst Resource Group, Inc. for the Fiscal Year ended December 31, 2010, filed April 14, 2011, File No. 001-03477.

The registrant hereby acknowledges that it is responsible for the adequacy and accuracy of the disclosure in the filing; staff comments or changes to disclosure in response to staff comments do not foreclose the Commission from taking any action with respect to the filing; and the company may not assert staff comments as a defense in any proceeding initiated by the Commission or any person under the federal securities laws of the United States.

Item 9A (Controls and Procedures) and Exhibits 31.1 and 31.2 in Form 10-K of Catalyst Resource Group, Inc. for the Fiscal Year ended December 31, 2010, filed April 14, 2011, File No. 001-03477 are hereby amended to read as follows:

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

 1.   As of December 31, 2010, the Company’s control over financial reporting was not effective. Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

 2.   As of December 31, 2010, the Company’s control over financial statement disclosure was not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

SIGNATURES

Date: November 3, 2011

By: /s/ Henry D. Fahman

Henry D. Fahman, Interim President and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities thereunto duly authorized and on the dates indicated.

CATALYST RESOURCE GROUP, INC. (Registrant)

SIGNATURE                           TITLE                                                                                                            DATE

/s/ Henry D. Fahman

HENRY D. FAHMAN                Chairman/Interim President/Acting Chief Financial Officer                 November 3, 2011

/s/ Daniel St. John                        Director                                                                                                          November 3, 2011

DANIEL ST. JOHN