Form 10-Q
period 2011-09-30
CATALYST RESOURCE GROUP, INC.
filed 2011-11-22
CIK 106311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2011

or

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

As of November 08, 2011, there were 254,069,948 shares of the issuer's Common Stock, $.001 par value per share, Class A Common Stock, (including 20,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B Common Stock, $.001 par value, issued and outstanding.

CATALYST RESOURCE GROUP, INC.

(Formerly JEANTEX GROUP, INC.)

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets as of September 30, 2011(Unaudited) and December 31, 2010

Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 and 2010 and the period from January 1, 2007 (Inception) to September 30, 2011 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and the period from January 1, 2007 (Inception) to September 30, 2011 (Unaudited)

Notes to Unaudited Financial Statements

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

September 30, 2011

1. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended December 31, 2010.

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

2. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $18,288,937 at September 30, 2011. At September 30, 2011, the Company’s current liabilities exceeded its current assets by $1,231,857.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. NOTES PAYABLE

At September 30, 2011 and December 31, 2010, notes payable consisted of the following:

Total interest expense for the three months ended September 30, 2011 and 2010 was $99,592 and $19,543 respectively.

Total interest expense for the nine months ended September 30, 2011 and 2010 was $167,701 and $49,894 respectively.

4. PAYABLES TO RELATED PARTIES

At September 30, 2011 and December 31, 2010, notes payable to related parties consisted of the following:

	September 30, 2011	December 31, 2010

Note Payable to PHI Group, Inc. related by ownership, unsecured, 8% interest, due on demand	$ 85,780	$ 198,049
Note Payable to PHILand Corporation, a subsidiary of PHI Group Inc.	-	1,000
Short-term loan from officer, unsecured, interest free, due on demand	21,503	47,298

	$ 107,283	$ 246,347

The decrease in note payable to PHI Group, Inc. was due to partial repayment of principal.

Imputed interest on the interest free short-term loan from officer in the amount of $ 834 and $3,487 were included as an increase to additional paid in capital at September 30, 2011 and December 31, 2010, respectively.

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

On July 1, 2011 and July 29, 2011, the Company issued a fifth and sixth Convertible Promissory Note to Asher for $32,500 each under similar terms and conditions.

During the third quarter, $34,000 principal of the $40,000 conversion notes issued on April 15, 2011 was converted into 1,073,753 shares which extinguished a portion of the derivative liability resulting in a credit to Paid in Capital of $58,559.

All note conversions were within the terms of the agreements.

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

On January 11, 2011 and March 10, 2011, the Company issued a second and third Convertible Promissory Notes to Asher for $40,000 each under similar terms and conditions. Based on current guidance, the Company concluded that the convertible note issued to Asher during the first quarter is also required to be accounted for as a derivative. This guidance requires the Company to bifurcate and separately account for the conversion features of the convertible notes issued as embedded derivatives. Derivative liabilities of $40,666 and $39,035 resulted from the January 11, 2011 and March 10, 2011 note issuances and an associated debt discounts of $40,000 and $39,035, respectively.

The Company issued a fourth Convertible Promissory Note to Asher for $40,000 under similar terms and conditions on April 15, 2011. Based on current guidance, the Company concluded that the convertible note issued to Asher on April 15, 2011 is also required to be accounted for as a derivative. This guidance requires the Company to bifurcate and separately account for the conversion features of the convertible notes issued as embedded derivatives. Derivative liabilities of $39,658 resulted from the April 15, 2011 note issuance and an associated debt discount of $39,658. The debt discount is being amortized over the nine-month note life, using the effective interest method.

During the third quarter, $34,000 principal of the $40,000 Convertible Promissory Note issued on April 15, 2011 was converted, which extinguished substantially all of the associated derivative liability and unamortized discount.

On July 1, 2011 and July 29, 2011, the Company issued a fifth and sixth Convertible Promissory Note to Asher for $32,500 each under similar terms and conditions. Based on current guidance, the Company concluded that the convertible note issued to Asher during the third quarter is also required to be accounted for as a derivative. This guidance requires the Company to bifurcate and separately account for the conversion features of the convertible notes issued as embedded derivatives. Derivative liabilities of $48,760 and $45,346 resulted from the July 1, 2011 and July 29, 2011 note issuances and associated debt discounts of $32,500 and $32,500, respectively.

Total debt discount amortization for the period ending September 30, 2011 was $89,730 which was recorded as interest expense during the period.

The fair value of the derivative liability at September 30, 2011 and December 31, 2010 is $253,558 and $40,205, respectively.

7. FAIR VALUE ACCOUNTING

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value, on a recurring basis as of September 30, 2011:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$253,558	$-	$-	$253,558	$253,558
Totals		$-	$-	$253,558	$253,558

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

8. RECLASSIFICATION

For comparative purposes, prior period’s consolidated financial statements have been reclassified to conform with report classifications of the current period.

9. STOCKHOLDER’S EQUITY

Pursuant to the amendment of the Articles of Incorporation of the Company as filed with the Secretary of State, Florida, on October 1, 2003, the authorized common stock has been divided into two classes known as Common Stock (previously known as Class A Common Stock) and Class B assessable common stock.

Common Stock

On January 3, 2011, Asher Enterprises, Inc. converted $10,000 of the convertible promissory note into 819,672 shares of the Company’s common stock.

On January 19, 2011, Asher Enterprises, Inc. converted $8,000 of the convertible promissory note into 425,532 shares of the Company’s common stock.

On January 21, 2011, Asher Enterprises, Inc. converted $10,000 of the convertible promissory note into 578,035 shares of the Company’s common stock.

On February 17, 2011, Asher Enterprises, Inc. converted $9,000 of the convertible promissory note into 654,545 shares of the Company’s common stock.

On July 21, 2011, Asher Enterprises, Inc. converted $12,000 of the convertible promissory note into 379,747 shares of the Company’s common stock.

On July 25, 2011, Asher Enterprises, Inc. converted $10,000 of the convertible promissory note into 315,457 shares of the Company’s common stock.

On July 29, 2011, Asher Enterprises, Inc. converted $12,000 of the convertible promissory note into 378,549 shares of the Company’s common stock.

At September 30, 2011, the Company’s authorized capital is 299,990,000 shares of Common Stock with a par value of $0.001. Common Stock issued and outstanding of 103,669,948 shares is fully paid and non-assessable.

Class B Common Stock

At September 30, 2011, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

Preferred Stock

The Company has 100,000,000 shares of authorized Preferred Stock, with a par value of $0.001. As of the date of this report, the Company has not issued any Preferred Stock.

10. AGREEMENT WITH RERUN RECOVERY, INC.

On May 5, 2011, the Company entered into a Business Cooperation Agreement with Rerun Recovery, Inc., a Nevada corporation, according to which both parties would cooperate with each other to utilize the proprietary pre-treatment and separation technologies owned by Rerun Recovery to process and sell platinum group metals (PGMs) and gold from a mine in Alaska and one in Oregon to industrial and private users. The Company will share 70% net profits of the processed minerals from these mines with Rerun Recovery. In return, the Company will be responsible for $400,000 related to the operations of the mines, $3,500,000 for building new processing facilities and issuing 150,000,000 shares of its restricted common stock to Rerun Recovery, Inc. and/or its designees. The Company received the consent of a majority of its shareholders with respect to the Business Cooperation Agreement on May 23, 2011 and filed the Preliminary Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 on June 1, 2011. Subsequently, the Company filed the Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 on June 29, 2011. On October 24, 2011, the Company issued 150,000,000 shares of restricted common stock to Rerun Recovery, Inc. and its designees pursuant to the referenced Business Cooperation Agreement. Consequentially, Rerun Recovery, Inc. and its designee(s) have become controlling shareholders of the Company. As of the date of this report, the Company has recorded $150,000 as Common Stock Payable in the accompanying financial statements.

11. SUBSEQUENT EVENT

On October 17, 2011, Asher Enterprises, Inc. converted $6,000 principal amount of the Convertible Promissory Note dated January 11, 2011, together with $1,600 accrued and unpaid interest thereto, totaling $7,600 into 400,000 shares of common stock of the Company.

On October 24, 2011, the Company issued 150,000,000 shares of restricted common stock to Rerun Recovery, Inc., a Nevada corporation, and its designees pursuant to the Business Cooperation Agreement dated May 05, 2011 between Rerun Recovery, Inc. and the Company. Consequentially, Rerun Recovery, Inc. and its designee(s) have become controlling shareholders of the Company.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues:

The Company had no revenue for the quarters ended September 30, 2011 or 2010.

Operating Expenses:

The Company incurred total operating expenses of $14,106 for the quarter ended September 30, 2011 as compared to $6,862 for the same quarter in 2010. The operating expenses consisted of general and administration expenses. The increase is primarily due to the increase in professional fees.

Loss from operations:

The Company had losses from operations of $14,106 for the quarter ended September 30, 2011 as compared to a loss from operations of $6,862 for the same quarter in 2010. This increase of loss was due to the increase in general and administration expense of $7,244 in the quarter ended September 30, 2011.

Other Income (Expenses):

The Company incurred $ 99,592 in interest expense for the quarter ended September 30, 2011 as compared to $19,543 in interest expense for the quarter ended September 30, 2010.

Net loss:

The Company had a net loss of $192,169 for the quarter ended September 30, 2011 as compared to a net loss of $26,405 in the same quarter in 2010.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarters ended September 30, 2011 and 2010 was $0.00 for both periods.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues:

The Company had no revenue for the nine-month periods ended September 30, 2011 or 2010.

Operating Expenses:

The Company incurred total operating expenses of $48,541 for the nine-month period ended September 30, 2011 as compared to $43,142 for the same period in 2010. The operating expenses consisted of general and administration expenses. The general administration expenses increased in the period ended September 30, 2011 compared to the same period in the prior year due to an increase in professional fees.

Loss from operations:

The Company had losses from operations of $48,541 for the nine-month period ended September 30, 2011 as compared to a loss from operations of $43,142 for the same period in 2010. This increase of loss was due to an increase in general and administration expense in the period ended September 30, 2011.

Net loss:

The Company had a net loss of $301,006 for the nine-month period ended September 30, 2011 as compared to a net loss of $89,941 in the same period in 2010.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the periods ended September 30, 2011 and 2010 was $0.00 for both periods.

Liquidity and Capital Resources

At September 30, 2011, the Company had $14 in cash. The Company used $50,103 for operating activities during the nine-month period ended September 30, 2011 compared to $36,056 for the same period in 2010. The use of cash in operating activities in 2011 and 2010 were due to the change in value and amortization of derivatives.

In financing activities, the Company obtained $189,000 from proceeds on notes during the nine-month period ended September 30, 2011 and $8,836 from proceeds on notes from related party compared to $61,400 and $12,603 during the nine-month period ended September 30, 2010, respectively.

The Company has incurred an accumulated deficit as of September 30, 2011 of $18,288,937.

The future of the Company is dependent on its ability to generate cash from the operations of the mines using its proprietary pre-treatment and separation technologies. There can be no assurance that the Company will be able to implement its current plan.

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

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Management assessed the effectiveness of its internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses were identified.

 1.   As of September 30, 2011, the Company’s control over financial reporting was not effective. Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

 2.   As of September 30, 2011, the Company’s control over financial statement disclosure was not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Dated: November 21, 2011

By: /s/ Douglas Berkey

Douglas Berkey

Principal Executive Officer