Form 10-Q/A
period 2011-09-30
CATALYST RESOURCE GROUP, INC.
filed 2011-11-30
CIK 106311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Dated: November 23, 2011

By: /s/ Douglas Berkey

Douglas Berkey

Principal Executive Officer