Form 10-K/A
period 2011-12-31
CATALYST RESOURCE GROUP, INC.
filed 2012-03-07
CIK 106311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to ________________________________________

Commission File Number: 001-03477

Catalyst Resource Group, Inc.

(Exact name of registrant as specified in its charter)

 Florida                                              82-0190257

(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer identification Number)

17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647

(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: 714-843-5455

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Name of each exchange on which registered

None None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [x]

Note -- Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                    Yes [ ] No [x]

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

EXPLANATORY NOTE

This amendment is filed in response to the letters dated January 9, 2012 and February 8, 2012 by the Division of Corporation Finance, Securities and Exchange Commission, regarding Exhibits 31.1 and 31.2 in Form 10-K/A of Catalyst Resource Group, Inc. for the Fiscal Year ended December 31, 2010, filed November 17, 2011, File No. 001-03477:

Form 10-K/A for Fiscal Year Ended December 31, 2010, filed November 17, 2011

Exhibits 31.1 and 31.2

1. “We partially reissue our comment two issued on June 23, 2011. In future filings or any amended filing, please eliminate all references to “small business issuer” and refer to yourself as “the registrant,” revise paragraph 4 to reference the appropriate rules, i.e., as defined in Exchange Act Rules 13a-15(e), and 15d-15(e). Please further revise paragraph four to include the introductory language referring to “internal control over financial reporting (as defined in Exchange Act Rules 13a-15)f) and 15d-15(f) for the registrant…..” In addition, expand paragraph 4b to address the design of internal control over financial reporting. Refer to Item 601(b) 31 of Regulation S-K.”

RESPONSE

The registrant acknowledges that:

-                  the company is responsible for the adequacy and accuracy of the disclosure in the filing;

-                  staff comments or changes to disclosure in response to staff comments do not foreclose the Commission from taking any action with respect to the filing; and

-                  the company may not assert staff comments as a defense in any proceeding initiated by the Commission or any person under the federal securities laws of the United States.

Exhibits 31.1 and 31.2 in Form 10-K/A of Catalyst Resource Group, Inc. for the Fiscal Year ended December 31, 2010, filed November 17, 2011, File No. 001-03477 are hereby amended accordingly.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST RESOURCE GROUP, INC. (Registrant)

By: /s/ Henry D. Fahman, Chairman/Interim President and Interim Chief Financial Officer

Date: February 21, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Henry D. Fahman, Chairman/Interim President and Interim Chief Financial Officer

Date: February 21, 2012

By: /s/ Daniel St. John, Director

Date: February 21, 2012