Form 10-Q/A
period 2011-06-30
CATALYST RESOURCE GROUP, INC.
filed 2012-03-19
CIK 106311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[ ] TRANSITION REPORT PURUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________________

Commission file number: 001-03477

CATALYST RESOURCE GROUP, INC.

(Exact name of registrant as specified in its charter)

FLORIDA 82-0190257

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification Number)

17011 Beach Blvd., Suite 1230, Huntington Beach, CA 92647

(Address of principal executive offices) (Zip Code)

714-843-5455

(Registrant's telephone number, including area code)

JEANTEX GROUP, INC.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X] Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 01, 2012, there were 255,657,250 shares of the registrant's $0.001 par value Class A Common Stock and 9,958 shares of the registrant’s $0.001 par value Class B Common Stock issued and outstanding, respectively.

EXPLANATORY NOTE

This amendment is filed in response to the letters dated January 9, 2012 and February 8, 2012 by the Division of Corporation Finance, Securities and Exchange Commission, regarding Form 10-Q for the fiscal quarter ended June 30, 2011.

Form 10-Q for the Fiscal Quarter Ended June 30, 2011

Exhibits

4. Revise to file the interactive data file as an exhibit to the Form 10-Q as required by Item 601(b)(101) of Regulation S-K.

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

The registrant files Form 10-Q/A herewith for the fiscal quarter ended June 30, 2011 with the updated cover page and the interactive data file.

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

CATALYST RESOURCE GROUP, INC

FORMERLY JEANTEX GROUP, INC

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2011	2010
ASSETS

Current Assets
Cash	195	180

TOTAL ASSETS	195	180

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable	205,948	222,029
Interest payable	257,127	231,371
Notes payable	355,040	351,040
Convertible promissory note, net of discount $99,830 and 18,809 respectively	20,170	18,191
Payables to related parties	155,452	246,347
Derivative Liability	139,540	40,205
Total Current Liabilities	1,133,277	1,109,183

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value
299,990,000 shares authorized 102,569,195 and 100,118,411 shares	102,597	100,118
issued and outstanding, respectively
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Additional paid in capital	16,861,079	16,778,800
Accumulated deficit prior to development stage	(16,770,000)	(16,770,000)
Accumulated during prior to development stage	(1,326,768)	(1,217,931)
Total Stockholders' Deficit	(1,133,082)	(1,109,003)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	195	180

The accompanying notes are an integral part of these financial statements

CATALYST RESOURCE GROUP, INC

FORMERLY JEANTEX GROUP, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE PERIOD

FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007 TO JUNE 30, 2011

					From Re-entering of
	Three months	ended	Six months	ended	Development Stage
	June	30,	June	30,	January 1, 2007 to
	2011	2010	2011	2010	June 30, 2011

NET SALES			-	-	-

COST OF GOODS SOLD			-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
General and administration	14,398	6,426	34,435	33,526	393,617
Bad Debts	-	-	-	-	617,336
Total Operating Expenses	14,398	6,426	34,435	33,526	1,010,953

Income(Loss) from Operations	(14,398)	(6,426)	(34,435)	(33,526)	(1,010,953)

OTHER INCOME (EXPENSES)
Interest expense	(28,364)	(15,781)	(68,109)	(30,351)	(304,948)
Changes in fair value of derivative liability	(20,562)	-	(24,078)	-	(28,652)
Other income	17,784	-	17,784	-	17,784
Total other income (expense)	(31,141)	(15,781)	(74,402)	(30,351)	(315,815)

NET INCOME(LOSS)	(45,539)	(22,207)	(108,837)	(63,877)	(1,326,768)

Weighted average number of Class A shares
outstanding - basic and diluted	102,596,195	96,258,196	102,297,294	96,258,196

Basic and diluted net loss per share - Class A	-	-	-	-

The accompanying notes are an integral part of these financial statements.

CATALYST RESOURCE GROUP, INC

FORMERLY JEANTEX GROUP, INC

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

AND THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007 TO JUNE 30, 2011

(unaudited)

			Period From
			January 1, 2007
			(re-entering
			development stage) to
	2011	2010	June 30, 2011
Cash Flows From Operating Activities:
Net loss	(108,837)	(63,537)	(10,326,768)
Adjustments to reconcile net loss to net cash used
in operating activities:
Bad debt	-	-	617,336
Imputed interest charged to equity	1,855	1,705	13,142
Amortization of Discount	38,338	790	58,564
Changes in fair value of derivative liability	24,078	(340)	28,652
Changes in assets and liabilities:
Decrease in deposits and prepaid expenses	-	-	46,816
Increase(decrease) in accounts payable	17,575	1,253	(78)
Increase in accrued expenses	(6,100)	30,524	177,791
Total adjustments	75,746	33,932	1,077,223
Net cash used in operating activities	(33,901)	(29,605)	(249,545)

Cash Flow From Investing Activities:
Increase in notes receivable	-	-	-
Net cash used in investing activities	-	-	-

Cash Flow From Financing Activities:
Proceeds from notes - related parties	7,605	63,503	137,888
Payment of Notes - related parties	(98,500)	(33,000)	(139,166)
Proceeds from notes	124,000	-	189,440
Payment on notes	-	-	(5,000)
Payment of lines of credit	-	-	(1,270)
Stock issued for cash	-	-	62,600
Net cash provided by financing activities	33,106	30,503	244,493

Increase(decrease) in cash	15	898	(5,052)
Cash - Beginning of period	180	92	5,247
Cash - End of period	195	990	195

Supplemental Cash Flow Information:
Interest paid	-	-	19,177
Taxes paid	-	-	-
Non-cash investing and financing activities:
Debt Discount	119,359	-	119,359
Debt Conversion	37,000	-	37,000

The accompanying notes are an integral part of these financial statements

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

3. NOTES PAYABLE

At June 30, 2011 and December 31, 2010, notes payable consisted of the following:

	June 30, 2011	December 31, 2010

Note Payable to ex-president of the Company, unsecured,
8% interest matured September 2006	250,000	250,000
Note Payable due to individual, unsecured, 8% interest due on demand	50,000	50,000
Note Payable due to individual, unsecured, 8% interest due on demand	25,000	25,000
Note Payable due to individual, unsecured, 8% interest due on demand	10,500	10,500
Note Payable due to individual, unsecured, 8% interest due on demand	7,000	7,000
Note Payable due to individual, unsecured, 8% interest due on demand	11,000	7,000
Note Payable due to individual, unsecured, 8% interest due on demand	1,540	1,540
	355,040	351,040

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

Roll-forward of Derivative Net Liabilities
Total derivative net liabilities as of December 31, 2010	$40,205
Derivative balance at issuance (Januart 11, 2011)	$40,666
Derivative balance at issuance (March 10, 2011)	$39,035
Conversion of Note	$(44,102)
Change due to Market to Market	$3,516
Net fair value of derivatives as of (March 31, 2011)	$73,320
Derivative balance as issuance (April 15, 2011)	$39,658
Charge due to Market to Market	$20,562
Net fair value of derivatives as of (June 30, 2011)

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

CATALYST RESOURCE GROUP, INC.

Formerly JEANTEX GROUP, INC.

(Registrant)

Date: March 19, 2012

By: /s/ Henry D. Fahman

Henry D. Fahman,

Principal Executive/Financial Officer