Form 10-Q/A
period 2011-09-30
CATALYST RESOURCE GROUP, INC.
filed 2012-03-19
CIK 106311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

EXPLANATORY NOTE

This amendment is filed in response to the letters dated January 9, 2012 and February 8, 2012 by the Division of Corporation Finance, Securities and Exchange Commission, regarding Form 10-Q for the fiscal quarter ended September 30, 2011.

Form 10-Q for the Fiscal Quarter Ended September 30, 2011

Cover Page

2. Please use the updated cover page for the Form 10-Q that includes applicable language and boxes to be checked indication compliance with Rule 405 of Regulation S-T. Please also check the “yes” box to indicate you have complied with this Rule. This comment also applies to your Form 10-Q for the fiscal quarter ended June3 0, 2011.

3. We note that the interim financial statements as of and for the interim period ended September 30, 2011 have been omitted. Please further amend your filing accordingly.

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

The registrant files Form 10-Q/A herewith for the fiscal quarter ended September 30, 2011 with the updated cover page and the interim financial statements that were inadvertently omitted from the previous filing due to an error in the edgarization and submission process.

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

Signatures

Catalyst Resource Group, Inc.

(Formerly Jeantex Group, Inc.)

Notes to Unaudited Consolidated Financial Statements

September 30, 2011

CATALYST RESOURCE CROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS;

Current Assets:
Cash	$14	$180

TOTAL ASSETS	14	180

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable and accrued expense	$203,042	$222,029
Interest payable	274,720	231,371
Notes payable	355,040	351,040
Convertible promissory note,
net discount $112,772 and $10,809 respectively	38,228	18,191
Payables to related parties	107,283	246,347
Derivative Liability	253,558	40,205
Total Current Liabilities	$1,231,871	$1,109,183

Shareholders' Deficit:
Common stock, non-assessable, $0.001 par value,
299,990,000 shares authorized, 103,669,948 and 100,188,411 shares	$103,671	$100,118
issued and outstanding, respectively
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Common stock payable	150,000	-
Additional paid in capital	16,803,400	16,778,800
Accumulated deficit prior to development stage	(16,770,000)	(16,770,000)
Accumulated deficit during development stage	(1,518,937)	(1,217,931)
Total Stockholders' Deficit	(1,231,857)	(1,109,003)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14	$180

The accompanying notes are an integral part of these financial statements

CATALYST RESOURCE GROUP, INC

FORMERLY JEANTEX GROUP, INC

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND THE PERIOD

FROM THE RE-ENTERING OF THE DEVELOPMENT STAGE,

JANUARY 1, 2007 TO SEPTEMBER 30, 2011

					From Re-entering of
					Development Stage
					January 1, 2007 to
	2011	2010	2011	2010	September 30, 2011
NET SALES	-	-	-	-	-
COST OF GOODS SOLD	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-
OPERATING EXPENSES:
General administration	14,106	6,862	48,541	43,142	407,723
Bad Debts	-	-	-	-	617,336
Total Operating Expenses	14,106	6,862	48,541	43,142	1,025,059
Income(Loss) from Operations	(14,106)	(6,862)	(48,541)	(43,142)	(1,025,059)
OTHER INCOME (EXPENSES)
Interest expense	(99,592)	(19,543)	(167,701)	(49,894)	(404,540)
Changes in fair value of derivative liability	(78,471)	-	(102,549)	-	(107,123)
Other income	-	-	17,784	3,095	17,784
Total other income (expense)	(178,063)	(19,543)	(252,466)	(46,799)	(493,879)
NET LOSS	(192,169)	(26,405)	(301,006)	(89,941)	(1,518,937)
Weighted average number of Class A shares
outstanding - basic and diluted	103,371,362	96,258,196	102,659,251	96,258,196
Basic and diluted net loss per share - Class A	-	-	-	-
The accompanying notes are an integral part of these financial statements

CATALYST RESOURCE GROUP, INC

FORMERLY JEANTEX GROUP, INC

(DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

AND THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE,

JANUARY 1, 2007 TO SEPTEMBER 30, 2011

			Period From
			January 1, 2007
			(re-entering
			development stage) to
	2011	2010	September 30, 2011
Cash Flows From Operating Avtivities:
Net loss	(301,006)	(89,941)	(1,518,937)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on Conversion Note	-	617,336
Imputed interest charged to equity	2,690	2,566	13,977
Amoratization of Discount	89,730	5,231	109,956
Issuance of shares for consulting services	-	-	135,000
Excess fair value of derivative over face amounts of notes	29,772	-	29,772
Changes in fair value of derivative liability	102,549	3,095	107,123
Changes in asets and liabilities:
Decrease in deposits and prepaid expenses	-	-	46,816
Increase(decrease) in accounts payable	15,119	4,301	(2,534)
Increase in accured expenses	11,043	44,882	194,934
Total adjustments	250,903	53,885	1,252,380
Net cash used in operating activities	(50,103)	(36,056)	(266,557)
Cash Flow From Financing Activities:
Proceeds from notes - related parties	8,836	12,603	139,119
Payment of Notes - related parties	(147,900)	(33,000)	(188,566)
Proceeds from notes	189,000	61,400	254,440
Payment on notes	-	(3,500)	(5,000)
Paymnets of lines of credit	-	-	(1,270)
Stock issued for cash	-	-	62,600
Net cash orovided by financing activities	49,937	37,503	261,324
Increase (decrease) in cash	(166)	1,447	(5,232)
Cash - Beginning of period	180	92	5,247
Cash - End of period	14	1,539	15
Supplemental Cash Flow Information:
Interest paid	-	19,177
Taxes paid	-	-	-
Non-cash investing and financing activities:
Debt Discount	183,695	44,090	227,785
Relief of derivative liability due to conversion	71,000	-	71,000
Common stock payable	150,000	-	150,000

The accompanying notes are an integral part of these financial statements

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

3. NOTES PAYABLE

At September 30, 2011 and December 31, 2010, notes payable consisted of the following:

	September 30, 2011	December 31, 2011
Note Payable to ex-president of the Company, unsecured,
8% interest matured September 2006	250,000	250,000
Note Payable due to individual, unsecured, 8% interest due on demand	50,000	50,000
Note Payable due to individual, unsecured, 8% interest due on demand	25,000	25,000
Note Payable due to individual, unsecured, 8% interest due on demand	10,500	10,500
Note Payable due to individual, unsecured, 8% interest due on demand	7,000	7,000
Note Payable due to individual, unsecured, 8% interest due on demand	11,000	7,000
Note Payable due to individual, unsecured, 8% interest due on demand	1,540	1,540
	355,040	351,040

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

All note conversions were within the terms of the agreements.

			Conversions			Discount
	12/31/2010	Additions	& Amortization	3/31/2011	Additions	Amortization	6/30/2011	Additions	Conversions	9/30/2011
Asher Enterprises	37.000	80.000	-37.000	80.000	40.000		120.000	65.000	34.000	151.000
Discount on Asher Note	-18,809	-79,035	24,572	-73,272	-39,658	-13,090	-99,830	-65,000	-52,058	-112,772

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

Roll-forward of Defivative Net Liabilities
Derivative balance at 03.31.2011	$ 40,205
Derivative balance at issuance (January 11, 2011)	$ 40,666
Derivative balance at issuance (March 10, 2011)	$ 39,035

Change due to Mark to Market	$ 3,516
Conversion of Note	$ (44,102)

Derivative at 03.31.2011	$ 79,320
Derivative balance at issuance (April 15, 2011)	$ 39,658
Change due to Mark to Market	$ 20,562

Derivative balance at 06.30.2011	$ 139,540
Derivative balance at issuance (July 1, 2011)	$ 48,760
Derivative balance at issuance (July 29, 2011)	$ 45,346
Change due to Mark to Market	$ 78,471
Conversions of Note	$ (58,559)

Derivative balance at 09.30.2011	$ 253,558

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

CATALYST RESOURCE GROUP, INC. Dated: March 19, 2012

Formerly JEANTEX GROUP, INC. By: /s/ Henry Fahman

(Registrant) Henry Fahman, Interim President