Form 10-K
period 2011-12-31
CATALYST RESOURCE GROUP, INC.
filed 2012-05-17
CIK 106311

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☑ No ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, at May 10, 2012 was $631,282 based on a price of $0.0021 per share.

As of May 10, 2012, there were 457,120,574 shares of the issuer's non-assessable Common Stock, $.001 par value per share, (including 20,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B assessable Common Stock, $.001 par value, issued and outstanding.

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

During the fourth quarter of Fiscal Year 2006, Jeantex, Inc. discontinued its private label manufacturing business and began seeking an acquisition opportunity in another industry.

On April 05, 2010, the Company changed its name to Catalyst Resource Group, Inc. to reflect its new intended scope of business.

On May 5, 2011, the Company entered into a Business Cooperation Agreement with Rerun Recovery, Inc., a Nevada corporation, to utilize the proprietary pre-treatment and separation technologies owned by Rerun Recovery to process and sell platinum group metals (PGMs) and gold from a mine in Alaska and one in Oregon to industrial and private users. The Company will share 70% net profits of the processed minerals from these mines with Rerun Recovery. According to the Business Cooperation Agreement, the Company is responsible for the costs of the operations of the mines and for building new processing facilities. On October 24, 2011, the Company issued 150,000,000 shares of restricted common stock to Rerun Recovery, Inc. and its designees pursuant to the referenced Business Cooperation Agreement.

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

We incurred losses for fiscal years 2011 and 2010.

We incurred losses of $318,276 and $269,468 in the fiscal years ended December 31, 2011 and 2010, respectively. Our continuing loss is resulted from discontinued operations and reorganization of expenses. If we are unable to achieve a merger with other company, our business and stock price may be adversely affected.

We had negative working capital at December 31, 2011.

At December 31, 2011, we had negative working capital of $1,211,377. We have had difficulty meeting operating expenses, including interest payments on debt and vendor obligations. We have at times borrowed from related parties to meet our obligations.

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

Fiscal Year 2012	High	Low

Latest Month Ending April 30,	$0.0420	$0.0017
First Quarter Ending March 31,	$0.0200	$0.0015

Fiscal Year 2011

First Quarter Ending March 31,	$0.0975	$0.0210
Second Quarter Ending June 30,	$0.1000	$0.2000
Third Quarter Ending September 30,	$0.0800	$0.0320
Fourth Quarter Ending December 31,	$0.0500	$0.0135

Fiscal Year 2010

First Quarter Ending March 31,	$0.1000	$0.0800
Second Quarter Ending June 30,	$0.0500	$0.0500
Third Quarter Ending September 30,	$0.0400	$0.0400
Fourth Quarter Ending December 31,	$0.0500	$0.0500

Dividends to Shareholders:

No dividends have been paid or declared during the last seven years; and the Registrant does not anticipate paying dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

	2011	2010

Net revenues	$ -	$ -

Income (loss) from operations	(56,647.00)	(186,771)

Net other income (expense)	(261,629)	(82,697)

Net income (loss)	(318,276)	(269,468)

Net loss per share	(0.00)	(0.00)

Total assets	0.00	180

Total liabilities	1,211,377	1,109,183

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

Revenues:

There was no revenue generating activity during the year ended December 31, 2011 and 2010.

Operating Expenses:

The Company incurred total operating expenses of $56,647 for the year ended December 31, 2011 as compared to $186,771 for the year ended December 31, 2010, mostly payments made for professional fees totaling $52,197

Loss from operations:

The Company had loss from operations of $56,647 for the year ended December 31, 2011 as compared to $186,771 for the year ended December 31, 2010.

Net loss:

The Company had a net loss of $318,276 for the year ended December 31, 2011 as compared to a net loss of $269,468 for the year ended December 31, 2010 due to accruals of interest expense $ 236,517 and change in the fair value of derivative liability $ 42,896.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the years ended December 31, 2011 and 2010 was ($0.00) for both years.

LIQUIDITY AND CAPITAL RESOURCES

We must continue to raise capital to fulfill our plan of acquiring other companies and assisting in the development of those internally.

We had cash of $0 and $180 as of December 31, 2011 and 2010, respectively.

Our operating activities used $56,897 cash in the year ended December 31, 2011 compared to $43,928 cash used in the year ended December 31, 2010. The use of cash in operating activities in 2011 were for the payments of some payables to related parties.

Cash provided by financing activities was $56,717 and $44,015 for the years ended December 31, 2011 and 2010, respectively. This was from net proceeds on notes from unrelated parties of $189,000 and $16,177 from related parties in 2011 compared to net proceeds of $60,441 on notes from unrelated party in 2010.

The Company’s current liabilities exceeded the current assets by $1,211,377 in 2011 and $1,109,002 in 2010.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We have not generated any revenues from operations in 2011 and 2010. We plan on raising additional operating funds through loans, convertible debentures, other borrowings or the sale of our common stock. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. There is no guarantee that we will be able to sell shares of our common stock or that we will be able to arrange for borrowings on acceptable terms if at all.

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

ITEM 8. FINANCIAL STATEMENTS

CATALYST RESOURCE GROUP, INC

Formerly Jeantex Group, Inc

(Development Stage Company)

Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Catalyst Resource Group, Inc. (A Development Stage Company)

Huntington Beach, California.

We have audited the accompanying consolidated balance sheets of Catalyst Resource Group, Inc. (formerly, Jeantex Groups, Inc)a Florida corporation) and its subsidiaries as of December 31, 2011 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Catalyst Resource Group, Inc. and subsidiaries for the year ended December 31, 2010, which statements reflect total revenues of $ 0 and net loss of $269,468 respectively. Those statements were audited by other auditors whose report has been furnished to us, on those statements included an explanatory paragraph that described the substantial doubt about the Company’s ability to continue as a going concern as discussed in Note 2 to the consolidated financial statements.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalyst Resource Group, Inc. as of December 31, 2011 and the results of its consolidated operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $1,211,377 and net loss amounting $318,276 for the year ended December 31, 2011.  These factors as discussed in Note 2 to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

May 14, 2012

By: /s/ Dave Banerjee CPA,

An Accountancy Corp.,

6301 Owensmouth Ave., Ste 750, Woodland Hills, CA 91367

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(audited)
	December 31,	December 31,
	2011	2010

ASSETS:

Current Assets:
Cash	$-	$180

TOTAL ASSETS	$-	$180

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable and accrued expense	$-	$188,423
Interest payable	173,944	264,975
Notes payable	281,649	351,040
Convertible promissory note, net of discount $52,989 and $18,809 respectively	355,040	18,191
Payables to related parties	82,011	246,347
Derivative Liability	1,968	40,206
Total Current Liabilities	$894,612	$1,109,182

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
299,990,000 shares authorized, 255,657,250 shares	$-	$100,118
issued and outstanding,
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	-	10
Additional paid in capital	-	16,778,800
Accumulated deficit prior to development stage	16,839,161	(16,770,000)
Accumulated deficit during development stage	(17,987,931)	(1,217,930)
Total Stockholders' Deficit	$(1,148,770)	$(1,109,002)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$(254,158)	$180

The accompanying notes are an integral part of these financial statements

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			From Re-entering of
			Development Stage
	(audited)		January 1, 2007 to
	2011	2010	December 31, 2011

NET SALES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
General and administration	56,647	186,771	415,829
Bad Debts		-	617,336
Total Operating Expenses	56,647	186,771	1,033,165

Income(Loss) from Operations	(56,647)	(186,771)	(1,033,165)

OTHER INCOME (EXPENSES)
Interest expense	(236,517)	(78,123)	(473,356)
Change in fair value of derivative	(42,896)	(4,574)	(47,470)
Other Income	17,784		17,784
Total other income (expense)	(261,629)	(82,697)	(503,042)

NET INCOME(LOSS)	$(318,276)	$(269,468)	$(1,536,207)

Weighted average number of Class A shares
outstanding-basic and diluted	131,025,755	96,539,092

Basic and diluted net loss per share-Class A	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM DECEMBER 31, 2009 THROUGH THE YEAR ENDED DECEMBER 31, 2011
(audited)
								Accumulated	Accumulated
			Class A					Deficit	Deficit
	Class A		Common Stock	Class B		Additional		Prior to	During	Stockholders'
	Common Stock		Shares to be	Common Stock		Paid-In	Subscription	Development	Development	Deficit
	Shares	Amount	issued	Shares	Amount	Capital	Receivable	Stage	Stage	Totals

Balance, December 31, 2005	82,228,764	$ 82,229	$ 2,611,280	9,958	$ 10	$ 13,624,556	$ (183,750)	$ (9,992,349)		6,141,976

Shares issued for acquisition	10,000,000	10,000	(1,800,000)	-	-	1,790,000	-	-		-
Shares issued for cash	2,117,193	2,117	(492,850)	-	-	498,983	-	-		8,250
Shares issued for services	1,912,239	1,912	(270,000)	-	-	784,150	-	-		516,062
Net loss	-	-	-	-	-	-	-	(6,777,651)		(6,777,651)

Balance, December 31, 2006	96,258,196	96,258	48,430	9,958	10	16,697,689	(183,750)	(16,770,000)	-	(111,363)

Subscription cancelled	-	-	(48,430)	-	-	-	48,430	-	-	-
Payment received for prior subscription	-	-	-	-	-	-	62,600	-	-	62,600
Imputed interest on loan from related party	-	-	-	-	-	2,498	-	-	-	2,498
Net loss -	-	-	-	-	-	-	-	-	(756,594)	(756,594)

Balance, December 31, 2007	96,258,196	96,258	-	9,958	10	16,700,187	(72,720)	(16,770,000)	(756,594)	(802,859)

Write off subscription receivable	-	-	-	-	-	(72,720)	72,720	-	-	-
Imputed interest on loan from related party	-	-	-	-	-	2,498	-	-	-	2,498
Net loss	-	-	-	-	-	-	-	-	(84,602)	(84,602)

Balance, December 31, 2008	96,258,196	96,258	-	9,958	10	16,629,965	-	(16,770,000)	(841,196)	(884,963)

Imputed interest on loan from related party	-	-	-	-	-	2,805	-	-	-	2,805
Net loss	-	-	-	-	-	-	-	-	(107,267)	(107,267)

Balance, December 31, 2009	96,258,196	96,258	-	9,958	10	16,632,770	-	(16,770,000)	(948,463)	(989,425)

Imputed interest on loan from related party						3,487				3,487
Shares issued for consulting fee	3,000,000	3,000				132,000				135,000
Shares issued for debt conversion Asher note	860,215	860				10,544				11,404
Net loss									(269,468)	(269,468)

Balance, December 31, 2010	100,118,411	100,118	-	9,958	10	16,778,801	-	(16,770,000)	(1,217,931)	(1,109,002)

Imputed interest on loan from related party						3,604				3,604
Shares issued for debt conversion Asher note	5,538,839	5,539				206,757				212,296
Shares issued for Rerun Recovery	150,000,000	150,000				(150,000)				-
Net loss									(318,276)	(318,276)

Balance, December 31, 2011	255,657,250	105,657	-	9,958	10	16,839,162	-	(16,770,000)	(1,217,931)	(1,211,377)

The accompanying notes are an integral part of these financial statements

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007 TO DECEMBER 31, 2011

				Period From
				January 1, 2007
				(re-entering
	(audited)			development stage) to
	2011		2010	December 31, 2011
Cash Flows From Operating Activities:
Net loss	$(318,276)		$(269,468)	$(1,536,207)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on Conversion Note			-	617,336
Imputed interest charged to equity	3,604		3,487	14,891
Amortization of Discount	178,560		20,226	198,786
Issuance of shares for consulting services	-		135,000	135,000
Excess fair value of derivative over face amount of notes			-	-
Changes in fair value of derivative liability	42,896		4,574	47,470
Changes in assets and liabilities:
Decrease in deposits and prepaid expenses	-		-	46,816
Increase(decrease) in accounts payable	16,803		6,152	(850)
Increase in accrued expenses	19,515		56,101	203,406
Total adjustments	261,379		225,540	1,262,856
Net cash used in operating activities	(56,897)		(43,928)	(273,351)

Cash Flow From Investing Activities:
Increase in notes receivable	-		-	-
Net cash used in investing activities	-		-	-

Cash Flow From Financing Activities:
Proceeds from notes - related parties	16,177		24,241	146,460
Payment of Notes- related parties	(148,460)		(40,666)	(189,126)
Proceeds from notes	189,000		65,440	254,440
Payment on notes	-		(5,000)	(5,000)
Payments of lines of credit	-		-	(1,270)
Payment received from prior subscription	-		-	-
Stock issued for cash	-		-	62,600
Net cash provided by financing activities	56,717		44,015	268,104

Increase(decrease) in cash	(180)		88	(5,247)
Cash - Beginning of period	180		92	5,247
Cash - End of period	$0		$180	$0

Supplemental Cash Flow Information:
Interest paid	$-	$		$19,177
Taxes paid	$-		$-	$-
Non-cash investing and financing activities:
Debt Discount	$213,466		44,090.00	$257,556
Relief of derivative liability due to conversion	$87,000		-	$87,000

The accompanying notes are an integral part of these financial statements

Catalyst Resource Group, Inc

Formerly Jeantex Group, Inc

(Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

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

December 31, 2011

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

During the fourth quarter of Fiscal Year 2006, Jeantex, Inc. discontinued its private label manufacturing business and began seeking an acquisition opportunity in another industry.

On April 05, 2010, the Company changed its name to Catalyst Resource Group, Inc. to reflect its new intended scope of business.

On May 5, 2011, the Company entered into a Business Cooperation Agreement with Rerun Recovery, Inc., a Nevada corporation, to utilize the proprietary pre-treatment and separation technologies owned by Rerun Recovery to process and sell platinum group metals (PGMs) and gold from a mine in Alaska and one in Oregon to industrial and private users. The Company will share 70% net profits of the processed minerals from these mines with Rerun Recovery. According to the Business Cooperation Agreement, the Company is responsible for the costs of the operations of the mines and for building new processing facilities. On October 24, 2011, the Company issued 150,000,000 shares of restricted common stock to Rerun Recovery, Inc. and its designees pursuant to the referenced Business Cooperation Agreement.

Catalyst Resource Group, Inc

Formerly Jeantex Group, Inc

(Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 2 – GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company's current liabilities exceed current assets by $1,211,377. The Company has an accumulated deficit of $18,306,206 at December 31, 2011. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2011 towards management of liabilities and improving the operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2011 and 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and

Catalyst Resource Group, Inc

Formerly Jeantex Group, Inc

(Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

Liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates may be materially different from actual financial results.

Revenue Recognition

Revenue is recognized when earned. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company did not have any revenue during the years ended December 31, 2011 and 2010.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2011. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Basic and Diluted Net Loss per Share

The Company follows ASC No. 260 that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the periods ended December 31, 2011 and 2010, there were no common stock equivalents.

For the year ended December 31, 2011, there were no potentially dilutive securities outstanding.

Catalyst Resource Group, Inc

Formerly Jeantex Group, Inc

(Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

Recently issued accounting standards

The Financial Accounting Standards Board (the "F ASB") issued a new professional standard in June of 2009 which resulted in a major restructuring of U.S. accounting and reporting standards. The new professional standard, issued as ASC 105 ("ASC I 05"), establishes the Accounting

Standards Codification ("Codification or ASC") as the source of authoritative accounting principles ("GAAP") recognized by the F ASB. The principles embodied in the Codification are to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact the financial statements of the Company.

For the year ending December 31, 2011, various Accounting Standard Updates ("ASU") issued by the FASB were either newly issued or had effective implementation dates that would require their provisions to be reflected in the financial statements for the year then ended. The Company has reviewed the following ASU releases to determine relevance to the Company's operations:

ASU No.	Title	Effective Date
2011-12

Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05

After December 15, 2011
2011-11	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities	After January 01, 2013
2011-10	Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force)	After December 15, 2013

Catalyst Resource Group, Inc

Formerly Jeantex Group, Inc

(Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

2011-09	Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan	After December 15, 2012
2011-08	Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment	After December 15, 2011

The Company has either evaluated or is currently evaluating the implications, if any, of each of these pronouncements and the possible impact they may have on the Company's financial statements. In most cases, management has determined that the pronouncement has either limited or no application to the Company and, in all cases, implementation would not have a material impact on the financial statements taken as a whole.

Reclassifications

For comparative purposes, prior period’s consolidated financial statements have been reclassified to conform with report classifications of the current period.

NOTE 4 - NOTES PAYABLE

At December 31, 2011 and December 31, 2010, notes payable consisted of the following:

Note Payable to ex-president of the Company, unsecured,
8% interest matured September 2006,	$ 250,000
Note Payable due to individual, unsecured, 8% interest due on demand	50,000
Note Payable due to individual, unsecured, 8% interest due on demand	28,500
Note Payable due to individual, unsecured, 8% interest due on demand	25,000
Note Payable due to individual, unsecured, 8% interest due on demand	1,540
$ 355,040

Interest expense on these notes for the years ended December 31, 2011 and 2010 were $51,492 and $35,669, respectively.

Catalyst Resource Group, Inc

Formerly Jeantex Group, Inc

(Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

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

The value of the derivative liability at December 31, 2011 is $173,944.

Catalyst Resource Group, Inc

Formerly Jeantex Group, Inc

(Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 6 - PAYABLE TO RELATED PARTIES

At December 31, 2011 and 2010, notes payable to related parties consisted of the following:

	2011	2010
Note Payable to PHI Group Inc. related by ownership,
unsecured, 8% interest, due on demand	$85,780	$198,049
Note Payable to Philand Corporation, a subsidiary of
PHI Group Inc.	0	1,000
Short-term loan by individual, related by common
director, unsecured, interest free, due on demand	28,283	27,789
	$114,063	$226,847

Accounts payable in the amounts of $0 and $19,500 as of December 31, 2011 and 2010, respectively, were due to related parties.

The interest payable to related parties were $9,562 and $17,437 for the year ended December 31, 2011 and 2010, respectively.

NOTE 7 - INTEREST PAYABLE

Interest payable in the amounts of $281,649 and $264,975 as of December 31, 2011 and 2010, respectively, were due to accrued interest on notes payable owed to ex-president of the Company and several individuals.

NOTE 8 - IMPUTED INTEREST

Imputed interest at 8% in the amounts of $3,604 and $3,487 for the years ended December 31, 2011 and 2010, respectively, are included as an increase to additional paid in capital.

Catalyst Resource Group, Inc

Formerly Jeantex Group, Inc

(Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

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

The Company currently has net operating loss carry forwards aggregating approximately $4,392.000, which expires through 2029. The deferred tax asset of approximately $1,714,019 related to the carry forwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2011 and 2010:

	2011	2010

Deferred tax assets	$ 1,714,019	$ 1,677,607

Valuation allowance for deferred tax assets	(1,714,019)	(1,677,607)

Net deferred tax assets	$ -	$ -

NOTE 10 - FAIR VALUE ACCOUNTING

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value, on a recurring basis as of December 31, 2011:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$173,944	$-	$-	$173,944	$173,944
Totals		$-	$-	$173,944	$173,944

Catalyst Resource Group, Inc

Formerly Jeantex Group, Inc

(Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

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

 The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended December 31, 2011:

Roll-forward of Derivative Net Liabilities
Derivative balance at 12.31.2010	$ 40,205
Derivative balance at issuance (January 11, 2011)	$ 40,666
Derivative balance at issuance (March 10, 2011)	$ 39,035

Change due to Mark to Market	$ 3,516
Conversion of Note	$ (44,102)

Derivative balance at 03.31.2011	$ 79,320
Derivative balance at issuance (April 15, 2011)	$ 39,658
Change due to Mark to Market	$ 20,562

Derivative balance at 06.30.2011	$ 139,540
Derivative balance at issuance (July 1, 2011)	$ 48,760
Derivative balance at issuance (July 29, 2011)	$ 45,346
Change due to Mark to Market	$ 78,471
Conversion of Note	$ (58,559)

Derivative balance at 09.30.2011	$ 253,558
Change due to Mark to Market	(59,653)
Conversion of Note	$ (19,960)

Derivative balance at 12.31.2011	$ 173,944

Catalyst Resource Group, Inc

Formerly Jeantex Group, Inc

(Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

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

On October 17, 2011, Asher Enterprises, Inc. converted $6,000 of the convertible promissory note into 400,000 shares of the Company’s common stock.

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

Catalyst Resource Group, Inc

Formerly Jeantex Group, Inc

(Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

On December 12, 2011, Asher Enterprises, Inc. converted $10,000 of the convertible promissory note into 1,587,302 shares of the Company’s common stock. At December 31, 2011, the Company has authorized for issue 299,990,000 shares of Common Stock with a par value of $0.001. Common Stock issued and outstanding of 255,657,250 shares is fully paid and non-assessable.

Class B Common Stock

At December 31, 2011, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

Preferred Stock

The Company has 100,000,000 shares of authorized Preferred Stock, with a par value of $0.001. As of the date of this report, the Company has not issued any Preferred Stock.

NOTE 12- SUBSEQUENT EVENT

On January 16, 2012, Asher Enterprises, Inc. converted $10,000 principal amount of the Convertible Promissory Note dated March 10, 2011 into 1,785,714 shares of common stock of the Company.

On February 10, 2012, the Company amended its Articles of Incorporation to reclassify 100,000,000 shares of authorized Preferred Stock of the Company, par value $0.001, as non-assessable common stock.

On February 10, 2012, a creditor of the Company converted $50,000 principal amount of a convertible note dated March 1, 2007 and $40,000 accrued interest thereof into 90,000,000 shares of common stock of the Company. Also on February 10, 2012, another creditor of the Company converted $28,500 principal amount of convertible promissory notes dated June 14, 2006 and $11,552.51 accrued interest and penalty thereof into 40,052,510 shares of common stock of the Company.

On February 13, 2012, Asher Enterprises, Inc. converted $8,000 principal amount of the Convertible Promissory Note dated March 10, 2011 into 2,580,645 shares of common stock of the Company.

On February 28, 2012, Asher Enterprises, Inc. converted $12,000 principal amount of the Convertible Promissory Note dated March 10, 2011, together with $1,600 accrued and unpaid interest thereto, totaling $13,600 into 3,487,179 shares of common stock of the Company.

Catalyst Resource Group, Inc

Formerly Jeantex Group, Inc

(Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

On March 01, 2012, Asher Enterprises, Inc. converted $15,000 principal amount of the Convertible Promissory Note dated April 5, 2011 into 3,488,372 shares of common stock of the Company.

.

On March 07, 2012, Asher Enterprises, Inc. converted $12,000 principal amount of the Convertible Promissory Note dated April 5, 2011 into 12,121,212 shares of common stock of the Company.

On March 08, 2012, Asher Enterprises, Inc. converted $25,000 principal amount of the Convertible Promissory Note dated April 5, 2011 into 10,640,000 shares of common stock of the Company.

On March 15, 2012, Asher Enterprises, Inc. converted $16,000 principal amount of the Convertible Promissory Note dated April 5, 2011 into 12,307,692 shares of common stock of the Company.

On March 16, 2012, the Company amended its Articles of Incorporation to increase its authorized capital stock to 1,000,000,000 shares of Common Stock, par value $0.001 per share, and 200,000,000 of shares of Preferred Stock, par value $0.001 per share, as follows: 999,990,000 shares designated as non-assessable Common Stock, par value $0.001 per share, 10,000 shares designated as Class B assessable Common Stock, par value $0.001 per share, and 200,000,000 shares designated as Preferred Stock, par value $0.001 per share. The shares of Common Stock and Class B assessable Common Stock are entitled to one vote for each share on all matters to be voted on by stockholders. The Board of Directors of the Corporation may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the shares of Preferred Stock. The increase of the Company’s authorized capital does not alter the rights of shareholders of any class of stock of the Company. A majority of the shareholders of the Company approved the amendment of the Articles of Incorporation on March 1, 2012.

On March 13, 2012, the Company dismissed MKCPAS as its independent auditor. On April 11, 2012, the Company appointed Dave Banerjee, CA as its new independent auditor.

On April 17, 2012, the Company received a notice of default by Asher Enterprises, Inc. with respect to the outstanding balances convertible promissory notes dated June 17, 2011 and August 1, 2011 between the Company and Asher Enterprises, Inc. due to the delay of Company’s filing of Form 10 K for the fiscal year ended December 31, 2011.

On April 18, 2012, the Company issued 25,000,000 shares of restricted common stock of the Company to an accredited investor for $25,000.00.

On April 13, 2012, the Company issued a seventh Convertible Promissory Note to Asher for $15,000 under similar terms and conditions as contained in the previous convertible promissory notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management’s Report on Internal Control Over Financial Reporting.

1.   Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses were identified. As of December 31, 2011, effective controls over the control environment were not maintained.  Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.   As of December 31, 2011, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers and Directors:

Name	Age	Positions and Offices Held

Henry D. Fahman	57	Chairman, Interim President since March 31, 2005

Daniel St. John	63	Director since April 30, 2010

The current board of directors of the Company consists of two members.

Business Experience of Directors and Executive Officers:

Henry Fahman, Director

Henry D. Fahman is currently Interim Chief Executive and Acting Financial Officer of the Company and has been President and Chairman of the Board of PHI Group Inc., a corporation currently trading on the OTCQB Market under the symbol "PHIL", since January 14, 2000. He holds a B.S., magna cum laude, in business administration from the University of California at Berkeley, with emphasis in finance and economic analysis and policy, and is a graduate of the Advanced Management Program from Harvard Business School. He has also attended other Executive Education programs at Harvard Business School and Stanford University, including Mergers and Acquisitions, Creating Competitive Advantage, and Advanced General Management. Previously, he served as a Resettlement Coordinator for the United Nations High Commissioner for Refugees. Mr. Fahman is currently Chairman of Philand Ranch Ltd, a United Kingdom corporation listed on the Frankfurt Stock Exchange.

Daniel St. John, Director

Mr. St. John holds a Bachelors of Science Degree from the University of Las Vegas and has over 30 years of experience in mergers and acquisitions in the areas of real estate, energy, manufacturing, distribution, services, and technology. Since 1989, Mr. St. John has pursued his continual interest in the fields of mining, oil & gas, investment banking, and manufacturing. Mr. St. John served as a Corporate Strategist for PHI Group, Inc., a company traded on the OTCQB Market, from 2002 to 2011. Currently Mr. St. John is a member of the Board of Directors of Maisy Mae Mining Inc., a New Brunswick corporation, Canada, and of Philand Ranch Ltd., a United Kingdom corporation listed on the Frankfurt Stock Exchange.

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

The following table sets forth compensation paid by the Company to the executive officers.

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts
Henry Fahman (Interim CEO/CFO)	2011 2010 2009	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

The following table sets forth information, as of December 31, 2011, with respect to the number of shares beneficially owned by individual and directors and officers and by all directors and officers of the Company as a group, and by persons known to own more than 5% of the Company's shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Rerun Recovery, Inc.	87,000,000 Common Stock Non-assessable shares	34.03 % of Common Stock
PHI Group, Inc. 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	22,535,714 Common Stock Non-assessable shares	8.81 % of Common Stock
Sigma Unlimited, Inc.	45,000,000 Common Stock Non-assessable shares	17.60% of Common Stock
Henry D. Fahman 17011 Beach Blvd., Suite 1230 Huntington Beach, CA 92647	2,000,000 Common Stock Non-assessable shares	0.8% of Common Stock

(1) Based upon 255,657,250 shares of non-assessable Common Stock and 9,958 shares of Class B assessable Common Stock issued as of December 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PHI Group, Inc.: As of December 31, 2011, the Company owes $85,780.35 to PHI Group, Inc., a shareholder of the Company with a mutual CEO/Director. This loan is unsecured, carries 8.5% interest per annum, and due on demand.

Henry Fahman: The Company owes $28,282.93 to the interim CEO/CFO of the Company as of December 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company recorded a total fee of $24,250 to M & K CPAs, PLLC related to the audit for the year ended December 31, 2010 and quarterly reviews ending September 31, 2011.

All Other Fees

The Company did not incur or pay any non-audit fees for the years 2011 or 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

FINANCIAL STATEMENTS

The following financial statements of Catalyst Resource Group, Inc. are included:

Consolidated Balance Sheets — December 31, 2011 and 2010

Consolidated Statements of Operations — For years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows — For years ended December 31, 2011 and 2010

Consolidated Statements of Owners’ Equity — For years ended December 31, 2011 and 2010

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm (Dave Banerjee CPA, An Accountancy Corporation)

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

4. Change of Auditors, filed April 12, 2012.

SIGNATURES

Date: May 17, 2012

By: /s/ Henry D. Fahman

Henry D. Fahman, Interim President and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities thereunto duly authorized and on the dates indicated.

CATALYST RESOURCE GROUP, INC. (Registrant)

SIGNATURE                           TITLE                                                                 DATE

/s/ Henry D. Fahman

HENRY D. FAHMAN               Chairman/Interim President/Acting Chief Financial Officer             May 17, 2012

/s/ Daniel St. John Director May 17, 2012

DANIEL ST. JOHN