Form 10-Q
period 2012-03-31
CATALYST RESOURCE GROUP, INC.
filed 2012-05-23
CIK 106311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ______________________________________

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 18, 2012, there were 457,120,574 shares of the issuer's non-assessable Common Stock, $.001 par value per share, (including 20,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B assessable Common Stock, $.001 par value, issued and outstanding.

CATALYST RESOURCE GROUP, INC.

(Formerly JEANTEX GROUP, INC.)

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1- Financial Statements – Unaudited

Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011

Statements of Operations for the Three Months Ended March 31, 2012 and 2011 and the period from January 1, 2007 (Inception) to March 31, 2012 (Unaudited

Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and the period from January 1, 2007 (Inception) to March 31, 2012 (Unaudited

Notes to Unaudited Financial Statements

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3- Quantitative and Qualitative Disclosures about Market Risk

Item 4- Controls and Procedures

PART II - OTHER INFORMATION

Item 1- Legal Proceedings

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

Item 3- Defaults Upon Senior Securities

Item 4- Submission of Matters to a Vote of Security Holders

Item 5- Other Information

Item 6- Exhibits

SIGNATURES

CERTIFICATIONS

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS:

Current Assets:
Cash	$(0)	$0

TOTAL ASSETS	$(0)	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable and accrued expense	$204,417	$204,669
Interest payable	241,414	281,649
Notes payable	275,000	355,040
Convertible promissory note, net of discount $37,000 and $7,886 respectively	29,114	82,011
Payables to related parties	118,103	114,063
Derivative Liability	28,886	173,944
Total Current Liabilities	$896,934	$1,211,377

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value, 999,990,000 shares authorized, 432,120,574 and 255,657,250 share sissued and outstanding, respectively	$432,122	$255,659
Class B Common stock, assessable, $0.001 par value 10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Additional paid in capital	17,027,439	16,839,161
Accumulated deficit prior to development stage	(16,770,000)	(16,770,000)
Accumulated deficit during development stage	(1,586,505)	(1,536,206)
Total Stockholders' Deficit	$(896,934)	$(1,211,377)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$0

The accompanying notes are an integral part of these financial statements.

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND THE PERIOD
FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007, TO MARCH 31, 2011
(unaudited)
			From Re-entering of
			Development Stage
			January 1, 2007 to
	2012	2011	March 31, 2012

NET SALES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
General and administration	5,202	20,037	421,031
Bad Debts		-	617,336
Total Operating Expenses	5,202	20,037	1,038,367

Income(Loss) from Operations	(5,202)	(20,037)	(1,038,367)

OTHER INCOME (EXPENSES)
Interest expense	(55,791)	(39,745)	(529,147)
Change in fair value of derivative	10,694	(3,516)	(36,776)
Other Income	-	-	17,784
Total other income (expense)	(45,097)	(43,261)	(548,139)

NET INCOME(LOSS)	$(50,299)	$(63,298)	$(1,586,506)

Weighted average number of Class A shares outstanding-basic and diluted	344,325,603	101,995,073

Basic and diluted net loss per share-Class A	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007 TO MARCH 31, 2012
(unaudited)

				Period From
				January 1, 2007
				(re-entering
				development stage) to
	2012		2011	March 31, 2012
Cash Flows From Operating Activities:
Net loss	$(50,299)		$(63,298)	$(1,586,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on Conversion Note			-	617,336
Imputed interest charged to equity	966		926	15,857
Amortization of Discount	43,262		25,239	242,048
Issuance of shares for consulting services	-			135,000
Changes in fair value of derivative liability	(10,694)		3,516	36,776
Changes in assets and liabilities:
Decrease in deposits and prepaid expenses	-		-	46,816
Increase(decrease) in accounts payable	(337)		8,588	(1,187)
Increase in accrued expenses	14,603		13,697	218,009
Total adjustments	47,800		51,966	1,310,655
Net cash used in operating activities	(2,500)		(11,332)	(275,851)

Cash Flow From Financing Activities:
Proceeds from notes - related parties	4,040			150,500
Payment of Notes- related parties	-		(63,000)	(189,126)
Proceeds from notes	-		80,000	254,440
Payment on notes	(1,540)			(6,540)
Payments of lines of credit	-		-	(1,270)
Stock issued for cash	-		-	62,600
Net cash provided by financing activities	2,500		17,000	270,604

Increase(decrease) in cash	0		5,668	(5,247)
Cash - Beginning of period	-		180	5,247
Cash - End of period	$0		$5,848	$0

Supplemental Cash Flow Information:
Interest paid	$-	$		$19,177
Taxes paid	$-		$-	$-
Non-cash investing and financing activities:
Debt Discount	$1,840		44,090	$259,396
Relief of derivative liability due to conversion	$98,000		37,000	$185,000

The accompanying notes are an integral part of these financial statements.

Catalyst Resource Group, Inc.

(Formerly Jeantex Group, Inc.)

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

1. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

2. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $18,356,056 at March 30, 2012. At March 31, 2012, the Company’s current liabilities exceeded its current assets by $896,934.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. NOTES PAYABLE

At March 30, 2012 and December 31, 2011, notes payable consisted of the following:

	March 31, 2012	December 31, 2011
Note Payable to ex-president of the Company, unsecured, 8% interest matured September 2006	$250,000	$250,000
Note Payable due to individual, unsecured, 8% interest due on demand	-	50,000
Note Payable due to individual, unsecured, 8% interest due on demand	25,000	25,000
Note Payable due to individual, unsecured, 8% interest due on demand	-	10,500
Note Payable due to individual, unsecured, 8% interest due on demand	-	7,000
Note Payable due to individual, unsecured, 8% interest due on demand	-	11,000
Note Payable due to individual, unsecured, 8% interest due on demand	-	1,540
	$275,000	$355,040

Total interest expense for the three months ended March 31, 2012 and 2011 was $55,791 and $39,745 respectively.

4. PAYABLES TO RELATED PARTIES

At March 31, 2012 and December 31, 2011, notes payable to related parties consisted of the following:

	March 31, 2012	December 31, 2011
Note Payable to PHI Group, Inc. related by ownership, unsecured, 8% interest, due on demand matured September 2006	$85,780	$85,780
Short-term loan from officer, unsecured, interest free, due on demand	32,323	28,283

	$118,103	$114,063

Imputed interest on the interest free short-term loan from officer in the amount of $ 966 and $3,604 were included as an increase to additional paid in capital at March 31, 2012 and December 31, 2011, respectively

5. CONVERTIBLE PROMISSORY NOTES

The Company has issued a number of convertible promissory notes to Asher Enterprises, Inc. (“Asher”) since May 2010. These notes are due and payable nine months following issuance dates with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date, at 39% discount to the average of the lowest closing bid prices for the Company’s common stock during the ten trading day period ending on the latest complete trading prior to the conversion date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the notes become immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $45,000, and certain guarantees to third-party liabilities. Outstanding note principal and interest amounts accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance dates into an equivalent of the Company’s common stock determined by the discount rates mentioned in the notes.

Additionally, the notes contain a reset provision to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

The value of the derivative liability at March 31, 2012 is $28,886.

All note conversions were within the terms of the agreements.

	6/30/2011	Additions	Conversions	9/30/2011	Additions	Conversions	12/31/2011	Additions	Conversions	3/31/2012
Asher Enterprise	120,000	65,000	34,000	151,000		16,000	135,000		98,000	37,000
Discount on Asher Note	-99,830	-65,000	-52,058	-112,772		-59,783	-52,989		-45,103	(7,886)

6. DERIVATIVE

The Company’s Convertible 8% Notes issued to Asher Enterprise, Inc. contain a conversion features that allow for conversion into shares at a price discounted from the market price. For each particular note, this amount is set at a fixed percentage of the average of the three lowest closing bid prices over the last 10 days. Additionally, the notes contain a reset provision to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

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

Roll-forward of Derivative Net Liabilities
Derivative balance at 12.31.2010	$ 40,205
Derivative balance at issuance (January 11, 2011)	$ 40,666
Derivative balance at issuance (March 10, 2011)	$ 39,035

Change due to Mark to Market	$ 3,516
Conversion of Note	$ (44,102)

Derivative balance at 03.31.2011	$ 79,320
Derivative balance at issuance (April 15, 2011)	$ 39,658
Change due to Mark to Market	$ 20,562

Derivative balance at 06.30.2011	$ 139,540
Derivative balance at issuance (July 1, 2011)	$ 48,760
Derivative balance at issuance (July 29, 2011)	$ 45,346
Change due to Mark to Market	$ 78,471
Conversion of Note	$ (58,559)

Derivative balance at 09.30.2011	$ 253,558
Change due to Mark to Market	(59,653)
Conversion of Note	$ (19,960)

Derivative balance at 12.31.2011	$ 173,944
Change due to Mark to Market	(10,694)
Conversion of Note	(134,363)

Derivative balance at 03.31.2012	$ 28,886

During the first quarter, the remaining $30,000 principal of the convertible notes issued in March 10, 2011 has been converted into 7,853,538 shares of non-assessable common stock of the Company, which extinguished the derivative liability resulting in a credit to paid-in capital of $55,017.

The $40,000 principal of the convertible notes issued in April 05, 2011 has been converted into 14,138,272 shares of non-assessable common stock of the Company, which extinguished the derivative liability resulting in a credit to paid-in capital of $28,832.

The $28,000 principal of the $32,500 convertible notes issued in July 07, 2011 has been converted into 24,428,904 shares of non-assessable common stock of the Company, which extinguished the derivative liability resulting in a credit to paid-in capital of $34,126.

The fair value of the derivative liability at March 31, 2012 and December 31, 2011 is $28,886 and $173,944 respectively

7. FAIR VALUE ACCOUNTING

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value, on a recurring basis as of March 31, 2012:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$28,886	$-	$-	$28,886	$28,886
Totals		$-	$-	$28,886	$28,886

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

At March 31, 2012, the Company has authorized for issue 999,990,000 shares of non-assessable Common Stock with a par value of $0.001. Common Stock issued and outstanding of 432,120,574 shares is fully paid and non-assessable.

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

Preferred Stock

The Company has 200,000,000 shares of authorized Preferred Stock, with a par value of $0.001. As of the date of this report, the Company has not issued any Preferred Stock.

NOTE 10- CONTRACTS AND COMMITMENTS

Effective March 3, 2012, the Company signed an Asset Purchase Agreement (the “Agreement”) with Lao Minerals Mining, Inc. (“LMM”), a Nevada corporation, for the purpose of acquiring 80% interest of LLM’s equity ownership in gold concessions known as San 8 and San 60 areas of the Somsanouk Village (Phosang Noi), Sanakham District, Vientiane Province, Laos People’s Democratic Republic. According to the Asset Purchase Agreement, which was set to close on April 16, 2012, upon the Closing Date of this Agreement, the Company would pay an Exclusive Partner Fee (“EPF”) of $500,000 to LMM for bringing the concessions to the Company. The Agreement would remain non-exclusive until such time that the initial $200,000 would be paid to LMM by the Company. The concessions would become exclusive to the Company once this initial payment is transacted. The EPF would be non-refundable, however it might be recouped by the Company through mining revenue before LMM would be entitled to its share of the mining profits. In the event the Company terminated this Agreement or their exploration activities before the EPF would have been paid in full, the balance would be due within thirty (30) days of the Company’s termination notice to LMM. In consideration for the EPF, LMM would not, without the Company’s consent, allow any party other than LMM and the Mining Unit of the Ministry of Defense of Laos (“MUMD”) to be involved in the development of the concessions unless the Company did not exercise its option to proceed to the Mining Stage.

Payment terms: Payment of $200,000 upon the Closing Date of the Asset Purchase Agreement. Once all necessary closing deliveries had been provided to the Company by LMM, the remaining $300,000 would be paid in $100,000 monthly installments over the following 3 months. In addition, the Company would commit to sole-fund a minimum amount of $2,000,000 in exploration activities over a 2-year period upon the Closing Date of this Agreement, with a minimum of $1,000,000 for exploration activities within 1 year. The Company would prepare and submit an approvable Bankable Feasibility Study (“BFS”) to LMM within thirty (30) months following the Closing Date of this Agreement. LMM would submit the BFS to the relevant government authorities for approval. If in the Company’s opinion the BFS indicated that a commercially viable mining operation could be established on the Concession, then the Company would solely fund all mining activities. If the Decision to Mine had been reached, the BFS approved and the Mining License had been granted, the Company would pay LMM a Mining Execution Fee (“MEF”) of $3,000,000 which would give the Company an 80% interest in LMM’s shares and LMM would maintain 20% interest of its shares. The MEF would be paid from the initial $3,000,000 in gross revenues earned from the extraction and sale of any of the minerals from the concessions, less the recoupable upfront payment and the MUMD shares. For avoidance of doubt, the Company’s shares and LMM’s shares would mean that the net revenues received from sales of all minerals extracted from the concession would be split between the Company (80%) and LMM (20%), net of the normal pre-mining cost recovery process.

On March 16, 2012, LMM and the Company signed an addendum (“Addendum A” to the afore-mentioned Asset Purchase Agreement to clarify the definitions and meanings of the “Acquired Assets”, “Concession”, “Exploration Rights”, “Title to the Acquired Assets”, and “Performance” previously stated in the Asset Purchase Agreement.

NOTE 11- SUBSEQUENT EVENT

On April 9, 2012, the Company and Laos Minerals Mining, Inc. signed an Agreement for Termination of Asset Purchase Agreement to terminate the afore-mentioned Asset Purchase Agreement between Laos Minerals Mining, Inc. and the Company in its entirety effective April 9, 2012 due to certain technical reasons and indemnify each other from and against any and all claims, demands, damages, arising or relating to this Termination Agreement.

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

The Company will also continue to investigate potential targets for acquisition and/or strategic alliance.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues:

The Company had no revenue for the quarters ended March 31, 2012 or 2011.

Operating Expenses:

The Company incurred total operating expenses of $5,202 for the quarter ended March 31, 2012 as compared to $20,037 for the same quarter in 2011. The operating expenses consisted of general and administration expenses. The decrease is primarily due to the decrease in professional fees.

Loss from operations:

The Company had losses from operations of $5,202 for the quarter ended March 31, 2012 as compared to a loss from operations of $20,037 for the same quarter in 2011. This decrease of loss was due to the decrease in general and administration expense of $14,835 in the quarter ended March 31, 2012.

Other Income (Expenses):

The Company incurred $ 55,791 in interest expense for the quarter ended March 31, 2012 as compared to $39,745 in interest expense for the quarter ended March 31, 2011.

Net loss:

The Company had a net loss of $50,299 for the quarter ended March 31, 2012 as compared to a net loss of $63,298 in the same quarter in 2011.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarters ended March 31, 2012 and 2011 was $0.00 for both periods.

Liquidity and Capital Resources

At March 31, 2012, the Company had $0 in cash. The Company used $2,500 for operating activities during the three-month period ended March 31, 2012 compared to $11,332 for the same quarter in 2011.

The use of cash in operating activities in 2012 and 2011 were due to the change in value and amortization of derivatives.

In financing activities, the Company obtained $0 from proceeds on notes during the three-month period ended March 31, 2012 compare to $80,000 from proceeds on notes from related party during the three-month period ended March 31, 2011.

The Company has incurred an accumulated deficit as of March 31, 2012 of $18,356,056.

The future of the Company is dependent on its ability to generate cash from future acquisition of a business. There can be no assurance that the Company will be able to implement its current plan.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

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

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Management assessed the effectiveness of its internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses were identified.

 1.   As of March 31, 2012, the Company’s control over financial reporting was not effective. Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

 2.   As of March 31, 2012, the Company’s control over financial statement disclosure was not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER MATTERS

None

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

None, except as may be disclosed elsewhere in this report

Item 3. Default upon senior Securities

None, except as may be disclosed elsewhere in this report

Item 4. Submission of matters to a vote of security holders

None, except as may be disclosed elsewhere in this report

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

CATALYST RESOURCE GROUP, INC.

Formerly JEANTEX GROUP, INC.

(Registrant)

Date: May 23, 2012

By: /s/ Henry D. Fahman

Henry D. Fahman

Interim President and Chief Financial Officer