Form 10-Q
period 2012-06-30
CATALYST RESOURCE GROUP, INC.
filed 2012-08-24
CIK 106311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 1-3477

CATALYST RESOURCE GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida		82-0190257
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer identification Number)

17011 Beach Blvd.,Suite 1230, Huntington Beach , CA		92647
(Address of principal executive offices)		(Zip Code)

_714-845-7191__
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 17, 2012, there were 541,898,860 shares of the issuer's non-assessable Common Stock, $.001 par value per share, (including 20,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B assessable Common Stock,$.001 par value, issued and outstanding.

CATALYST RESOURCE GROUP, INC.

(Formerly JEANTEX GROUP, INC.)

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June, 30	December 31,
	2012	2011

ASSETS:

Current Assets:
Cash	$465	$0

TOTAL ASSETS	$465	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable and accrued expense	$204,301	$204,669
Interest payable	247,411	281,649
Notes payable	275,000	355,040
Convertible promissory note, net of discount $15000 and $7,886 respectively	13,964	82,011
Payables to related parties	102,302	114,063
Derivative Liability	22,497	173,944
Total Current Liabilities	$865,475	$1,211,377

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
999,990,000 shares authorized, 541,898,860 and 255,657,250 shares	$541,901	$255,659
issued and outstanding, respectively
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Additional paid in capital	17,076,940	16,839,161
Accumulated deficit prior to development stage	(16,770,000)	(16,770,000)
Accumulated deficit during development stage	(1,713,861)	(1,536,206)
Total Stockholders' Deficit	$(865,010)	$(1,211,377)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$465	$(0)

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 AND THE PERIOD
FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007, TO JUNE 30, 2012
(unaudited)
							From Re-entering of
		Three months ended June 30			Six months ended June 30		Development Stage
							January 1, 2007 to
		2012		2011	2012	2011	June 30, 2012

NET SALES	$				$-	$-	$-

COST OF GOODS SOLD					-	-	-

GROSS PROFIT					-	-	-

OPERATING EXPENSES:
General and administration		42,118		14,398	47,320	34,435	463,149
Bad Debts						-	617,336
Total Operating Expenses		42,118	#	14,398	47,320	34,435	1,080,485

Income(Loss) from Operations		(42,118)	#	(14,398)	(47,320)	(34,435)	(1,080,485)

OTHER INCOME (EXPENSES)
Interest expense		(36,387)		(28,364)	(92,178)	(68,109)	(565,534)
Change in fair value of derivative		(48,851)		(20,562)	(38,157)	(24,078)	(85,627)
Other Income				17,784	-	17,784	17,784
Total other income (expense)	-	(85,238)		(31,142)	(130,335)	(74,403)	(633,377)

NET INCOME(LOSS)		$(127,356)		(45,540)	(177,655)	$(108,838)	$(1,713,862)

Weighted average number of Class A shares
outstanding-basic and diluted		469,253,434		102,596,195	404,897,620	102,297,294

Basic and diluted net loss per share-Class A		$(0.00)		$(0.00)	(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE, JANUARY 1, 2007 TO JUNE 30, 2012
(unaudited)

				Period From
				January 1, 2007
				(re-entering
				development stage) to
	2012		2011	June 30, 2012
Cash Flows From Operating Activities:
Net loss	$(177,655)		$(108,837)	$(1,713,862)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on Conversion Note			-	617,336
Imputed interest charged to equity	1,987		1,855	16,878
Amortization of Discount	70,031		38,338	268,817
Issuance of shares for consulting services	-			135,000
Changes in fair value of derivative liability	38,157		24,078	85,627
Changes in assets and liabilities:
Decrease in deposits and prepaid expenses	-		-	46,816
Increase(decrease) in accounts payable	(453)		17,575	(1,303)
Increase in accrued expenses	23,200		(6,100)	226,606
Total adjustments	132,922		75,746	1,395,777
Net cash used in operating activities	(44,734)		(33,091)	(318,085)

Cash Flow From Investing Activities:
Cash Flow From Financing Activities:
Proceeds from notes - related parties	4,439		7,605	150,899
Payment of Notes- related parties	(16,200)		(98,500)	(205,326)
Proceeds from notes	33,500		124,000	287,940
Payment on notes	(1,540)			(6,540)
Payments of lines of credit	-		-	(1,270)
Stock issued for cash	25,000		-	87,600
Net cash provided by financing activities	45,199		33,106	313,303

Increase(decrease) in cash	465		15	(4,782)
Cash - Beginning of period	-		180	5,247
Cash - End of period	$465		$195	$465

Supplemental Cash Flow Information:
Interest paid	$-	$		$19,177
Taxes paid	$-		$-	$-
Non-cash investing and financing activities:
Debt Discount	$(18,078)		119,359	$239,478
Relief of derivative liability due to conversion	$153,500		37,000	$240,500
The accompanying notes are an integral part of these financial statements.

Catalyst Resource Group, Inc.

(Formerly Jeantex Group, Inc.)

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

1. BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and for all the periods presented have been made.

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended December 31, 2011.

The results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

2. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficits of $18,483,861 at June 30, 2012. At June 30, 2012, the Company’s current liabilities exceeded its current assets by $865,010.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concer

3. NOTES PAYABLE

At June 30, 2012 and December 31, 2011, notes payable consisted of the following:

	June 30, 2012	December 31, 2011
Note payable to ex-president of the Company, unsecured, 8% interest, matured September 2006	$$250,000	$$250,000
Note payable due to individual, unsecured, 8% interest, due on demand	$-	$$50,000
Note payable due to individual, unsecured, 8% interest, due on demand	$25,000	$25,000
Note payable due to individual, unsecured, 8% interest, due on demand	$-	$10,500
Note payable due to individual, unsecured, 8% interest, due on demand	$-	$7,000
Note payable due to individual, unsecured, 8% interest, due on demand	$-	$11,000
Note payable due to individual, unsecured, 8% interest, due on demand	$-	$1,540
Total	$275,000	$355,040

Total interest expense for the three months ended June 30, 2012 and 2011 was $36,287 and $28,364 respectively.

Total interest expense for the six months ended June 30, 2012 and 2011 was $92,178 and $68,109 respectively.

4. PAYABLES TO RELATED PARTIES

At June 30, 2012 and December 31, 2011, notes payable to related parties consisted of the following:

	June 30, 2012	December 31, 2011
Notes payable to PHI group, Inc., Related by
ownership and management, unsecurd, 8% interest
perannum, due on demand	$70,780	$85,780

Short-term loans from officer, unsecured, interest-
free, due on demand	$31,522	$28,283

Total	$102,302	$114,063

Imputed interest on the interest free short-term loan from officer in the amount of $1,987 and $3,604 were included as an increase to additional paid in capital at June 30, 2012 and December 31, 2011, respectively.

5. CONVERTIBLE PROMISSORY NOTES

The Company has issued a number of convertible promissory notes to Asher Enterprises, Inc.(“Asher”) since May 2010. These notes are due and payable nine months following issuance dates with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date, at 39% to 45% discount to the average of the lowest closing bid prices for the Company’s common stock during the ten trading day period ending on the latest complete trading prior to the conversion date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 22% per annum and the notes become immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher’s written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $45,000, and certain guarantees to third-party liabilities. Outstanding note principal and interest amounts accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance dates into an equivalent of the Company’s common stock determined by the discount rates mentioned in the notes.

Additionally, the notes contain a reset provision to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. This ratchet provision results in a derivative liability in our financial statements.

During the quarter ended June 30, 2012, the remaining $4,500 principal of the $32,500 convertible note issued to Asher Enterprises, Inc. on June 17, 2011, $1,300 accrued and unpaid interest thereof, and $2,250 in penalty assessment, totaling $8,050, were converted into 8,050,000 shares of non-assessable common stock of the Company, which extinguished the derivative liability resulting in a credit to Paid-in-capital of $10,472.

During the quarter ended June 30, 2012, the principal amount of $32,500 from the convertible note issued to Asher Enterprises, Inc. on August 1, 2011, $1,300 accrued and unpaid interest thereof, and $16,250 in penalty assessment, totaling $50,050, were converted into 6,728,286 shares of non-assessable common stock of the Company, which extinguished the derivative liability resulting in a credit to paid-in-capital of $38,008.

	12/31/2011	Additions	Conversions	3/31/2012	Additions	Conversions	6/30/2012
Asher Enterprises, Inc.	$$135,000	$-	$98,000	$37,000	$15,000	$37,000	$15,000
Discount on Notes	$-52,989	$-	$-44,312	$-8,677	$-15,000	$-22,641	$-1,036

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

The fair value of the derivative liability at June 30, 2012 and December 31, 2011 is $22,497 and $173,944, respectively.

Roll-forward of Derivative Net Liabilities
Derivative balance at 12-31-2011	$173,944
Change due to Mark-to-Market	-10,694
Conversion of Notes	134363
Derivative balance at 3-31-2012	28886
Change due to Mark-to-Market	48,851
Derivative balance at issuance (April 23, 2012)	24,249
Conversion of Notes	$-79,489
Derivative balance at 6-302012	22497

7. FAIR VALUE ACCOUNTING

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value, on a recurring basis as of June 30, 2012:

                                                               Carrying Value                              Fair Value Measurements Using

		Level 1	Level 2	Level 3	Total
Derivative liabilities	$$22,497	-	-	$22,497	$22,497
Totals		-	-	$22,497	$22,497

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

9. STOCKHOLDERS' EQUITY

Pursuant to the Articles of Incorporation of the Company as filed with the Secretary of State, Florida, on October 1, 2003, and amendments thereafter, the authorized common stock has been divided into two classes known as Common Stock (previously known as Class A Common Stock) and Class B assessable common stock.

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

.

On March 07, 2012, Asher Enterprises, Inc. converted $12,000 principal amount of the Convertible Promissory Note dated July 7, 2011 into 12,121,212 shares of common stock of the Company.

On March 08, 2012, Asher Enterprises, Inc. converted $25,000 principal amount of the Convertible Promissory Note dated April 5, 2011 into 10,640,000 shares of common stock of the Company.

On March 15, 2012, Asher Enterprises, Inc. converted $16,000 principal amount of the Convertible Promissory Note dated July 7, 2011 into 12,307,692 shares of common stock of the Company.

On April 18, 2012, the Company issued 25,000,000 shares of restricted common stock of the Company to an accredited investor for $25,000.00

On May 23, 2012, Asher Enterprises, Inc. converted $4,500 principal amount of the Convertible Promissory Note dated August 1, 2011, $1,300 accrued and unpaid interest thereof, and $2,250 in penalty assessment, totaling $8,050, into 8,050,000 shares of non-assessable common stock of the Company.

On May 29, 2012, Asher Enterprises, Inc. converted $12,000 principal amount of the Convertible Promissory Note dated August 1, 2011 into 12,000,000 shares of common stock of the Company.

On June 11, 2012, Asher Enterprises, Inc. converted $12,000 principal amount of the Convertible Promissory Note dated August 1, 2011 into 16,901,408 shares of common stock of the Company.

On June 15, 2012, Asher Enterprises, Inc. converted $$8,500 principal amount of the Convertible Promissory Note dated August 1, 2011 and $1,500 in penalty assessment, totaling $10,000, into 17,543,860 shares of common stock of the Company.

On June 20, 2012, Asher Enterprises, Inc. converted $12,000 in penalty assessment in connection with the Convertible Promissory Note dated August 1, 2011 into 22,641,509 shares of common stock of the Company.

On June 26, 2012, Asher Enterprises, Inc. converted $2,750 in penalty assessment in connection with the Convertible Promissory Note dated August 1, 2011 and $1,300 in accrued and unpaid interest thereof, totaling $4,050, into 7,641,509 shares of common stock of the Company.

At June 30, 2012, the Company has authorized capital of 499,500,000 shares of non-assessable Common Stock with a par value of $0.001, of which 541,898,860 shares are issued and outstanding, fully paid and non-assessable.

Class B Common Stock

At June 30, 2012, the Company has authorized for issue, 10,000 shares of Class B Common Stock with a par value of $0.001. Class B Common Stock issued and outstanding of 9,958 shares is assessable, provided however, that any assessments levied upon Class B shares are considered as contributions to capital and must be repaid from net profits before dividends are declared or paid to any Common Stock or Class B Common Stock shareholders. Class B capital assessments can be levied at any time by the Board of Directors at their discretion. Shareholders who fail to pay assessments levied on their Class B shares lose ownership of the shares and the shares are returned to the treasury.

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

11. SUBSEQUENT EVENT

None.

Item 2. Management's Discussion and Analysis

Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimates," "forecast," "project" and similar expressions identify forward-looking statements

Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations, unanticipated working capital or other cash requirements, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated change in the industries in which it operates, and various competitive factors that may prevent the Company from competing successfully in the marketplace. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues:

The Company had no revenue for the quarters ended June 30, 2012 or 2011.

Operating Expenses:

The Company incurred total operating expenses of $42,118 for the quarter ended June 30, 2012 as compared to $14,398 for the same quarter in 2011. The operating expenses consisted of general and administration expenses. The increase is primarily due to the increase in professional fees.

Loss from operations:

The Company had losses from operations of $42,118 for the quarter ended June 30, 2012 as compared to a loss from operations of $14,398 for the same quarter in 2011. This increase of loss was due to the increase in general and administration expense of $27,720 in the quarter ended June 30, 2012.

 Other Income (Expenses):

The Company incurred $ 36,387 in interest expense for the quarter ended June 30, 2012 as compared to $28,364 in interest expense for the quarter ended June 30, 2011.

Net loss:

The Company had a net loss of $127,356 for the quarter ended June 30, 2012 as compared to a net loss of $45,540 in the same quarter in 2011.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the quarters ended June 30, 2012 and 2011 was $0.00 for both periods.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues:

The Company had no revenue for the periods ended June 30, 2012 or 2011.

Operating Expenses:

The Company incurred total operating expenses of $47,320 for the period ended June 30, 2012 as compared to $34,435 for the same period in 2011. The operating expenses consisted of general and administration expenses. The general administration expenses increased in the period ended June 30, 2012 compared to the same period in the prior year due to an increase in professional fees.

Loss from operations:

The Company had losses from operations of $47,320 for the period ended June 30, 2012 as compared to a loss from operations of $34,435 for the same period in 2011. This increase of loss was due to an increase in general and administration expense in the period ended June 30, 2012.

Net loss:

The Company had a net loss of $177,655 for the period ended June 30, 2012 as compared to a net loss of $108,837 in the same period in 2011.  The net loss based on the basic and diluted weighted average number of common shares outstanding for the periods ended June 30, 2012 and 2011 was $0.00 for both periods.

Liquidity and Capital Resources

At June 30, 2012 the Company had $465 in cash. The Company used $44,734 for operating activities during the six-month period ended June 30, 2012 compared to $33,091 for the same quarter in 2011. The use of cash in operating activities in 2012 and 2011 were due to the change in value and amortization of derivatives.

In financing activities, the Company obtained $33,500 from proceeds on notes during the six-month period ended June 30, 2012 and $4,439 from proceeds on notes from related party compared to $124,000 and $7,605 during the six-month period ended June 30, 2011, respectively.

The Company has incurred an accumulated deficit as of June 30, 2012 of $18,483,861.

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

 1.   As of June 30, 2012, the Company’s control over financial reporting was not effective. Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place.  Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.   As of June 30, 2012, the Company’s control over financial statement disclosure was not effective. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Christopher Long vs. Jeantex Group, Inc. et al., Case Number 07CC02012.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

Please refer to Part I, Item 1, Note 9. Stockholders’ Equity section in this report for issuances of common stock of the Company during the quarter ended June 30, 2012.

Item 3. Default On Senior Securities

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

Date: August 24, 2012

By: /s/ Henry D. Fahman

Henry D. Fahman

Interim President and Chief Financial Officer

  Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Henry D. Fahman, Interim Principal Executive Officer of Catalyst Resource Group, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Catalyst Resource Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 24, 2012

CATALYST RESOURCE GROUP, INC.

By: /s/ Henry D. Fahman

Henry D. Fahman

Interim President

 Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Henry D. Fahman, Principal Financial Officer of Catalyst Resource Group, Inc. certify that:

1.   I have reviewed this quarterly report on Form 10-Q of CATALYST RESOURCE GROUP, INC.;

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

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

Date: August 24, 2012

CATALYST RESOURCE GROUP, INC.

By: /s/ Henry D. Fahman

Henry D. Fahman

Interim Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

In connection with the Quarterly Report of Catalyst Resource Group, Inc. (the "Company") on Form 10-Q for the quarter ending June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Henry D. Fahman, Interim President of the Company, certifies to the best of his knowledge, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 24, 2012

CATALYST RESOURCE GROUP, INC.

By: /s/ Henry D. Fahman

Henry D. Fahman

Interim President

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTIONS 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002

In connection with the Quarterly Report of Catalyst Resource Group, Inc. (the "Company") on Form 10-Q for the quarter ending June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Henry D. Fahman, Interim Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 24, 2012

CATALYST RESOURCE GROUP, INC.

By: /s/ Henry D. Fahman

Henry D. Fahman

Interim Chief Financial