Form 10-K/A
period 2011-12-31
CATALYST RESOURCE GROUP, INC.
filed 2012-10-05
CIK 106311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K/A

_________________

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____ to ___

_________________

Catalyst Resource Group, Inc.

(Exact name of registrant as specified in its charter)

_________________

Florida	001-3477	82-0190257
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

17011 Beach Blvd., Suite 1230, Hunting Beach CA 92647
(Address of Principal Executive Offices) (Zip Code)

(714) 845-7191
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Name of each exchange on which registered

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, at May 24, 2012 was $571,160 based on a price of $0.0019 per share.

As of May 25, 2012, there were 457,120,574 shares of the issuer's non-assessable Common Stock, $.001 par value per share, (including 20,867,000 shares to be cancelled) and 9,958 shares of the issuer's Class B assessable Common Stock, $.001 par value, issued and outstanding.

TABLE OF CONTENTS

PART I

1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Fiscal Year 2012	High	Low
Latest Month Ending April 30,	$0.0042	$0.0017
First Quarter Ending March 31,	$0.0200	$0.0015
Fiscal Year 2011
First Quarter Ending March 31,	$0.0975	$0.0210
Second Quarter Ending June 30,	$0.1000	$0.0200
Third Quarter Ending September 30,	$0.0800	$0.0320
Fourth Quarter Ending December 31,	$0.0500	$0.0135
Fiscal Year 2010
First Quarter Ending March 31,	$0.1000	$0.0800
Second Quarter Ending June 30,	$0.0500	$0.0500
Third Quarter Ending September 30,	$0.0400	$0.0400
Fourth Quarter Ending December 31,	$0.0500	$0.0500

Dividends to Shareholders:

No dividends have been paid or declared during the last seven years; and the Registrant does not anticipate paying dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

	2,011	2,010

Net revenues

Income (loss) from operations	(56,647)	(186,771)
Net other income (expense)	(261,629)	(82,697)

Net income (loss)	(318,276)	(269,468)

Net loss per share	—	—

Total assets	—	180

Total liabilities	1,211,377	1,109,183

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

The Company’s current liabilities exceeded the current assets by $1,211,377 in 2011 and $1,109,002 in 2010

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

8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Catalyst Resource Group, Inc. (A Development Stage Company)

Huntington Beach, California.

We have audited the accompanying consolidated balance sheets of Catalyst Resource Group, Inc. (formerly, Jeantex Groups, Inc)a Florida corporation) as of December 31, 2011 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Catalyst Resource Group, Inc. for the year ended December 31, 2010, which statements reflect total revenues of $ 0 and net loss of $269,468 respectively. Those statements were audited by other auditors whose report has been furnished to us, on those statements included an explanatory paragraph that described the substantial doubt about the Company’s ability to continue as a going concern as discussed in Note 2 to the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catalyst Resource Group, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $18,306,206 and net loss amounting $318,276 for the year ended December 31, 2011.  These factors as discussed in Note 2 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

May 25, 2012

/s/ Dave Banerjee CPA,

An Accountancy Corp.,

6301 Owensmouth Ave., Ste 750, Woodland Hills, CA 91367

CATALYST RESOURCE GROUP, INC
FORMERLY JEANTEX GROUP, INC
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(audited)
	December 31,	December 31,
	2011	2010

ASSETS:

Current Assets:
Cash	$0	$180

TOTAL ASSETS	$0	$180

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable and accrued expense	$204,669	$188,423
Interest payable	281,649	264,975
Notes payable	355,040	351,040
Convertible promissory note, net of discount $52,989 and $18,809 respectively	82,011	18,191
Payables to related parties	114,063	246,347
Derivative Liability	173,944	40,206
Total Current Liabilities	$1,211,377	$1,109,182

Stockholders' Deficit:
Common stock, non-assessable, $0.001 par value,
4,999,500,000 shares authorized, 255,657,250 and 100,118,411 shares	$255,659	$100,118
issued and outstanding, respectively
Class B Common stock, assessable, $0.001 par value
10,000 shares authorized, 9,958 shares issued and outstanding	10	10
Additional paid in capital	16,839,161	16,778,800
Accumulated deficit prior to development stage	(16,770,000)	(16,770,000)
Accumulated deficit during development stage	(1,536,207)	(1,217,930)
Total Stockholders' Deficit	$(1,211,377)	$(1,109,002)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$180

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

NOTE 4 - NOTES PAYABLE

At December 31, 2011 and December 31, 2010, notes payable consisted of the following:

Note Payable to ex-president of the Company, unsecured,
8% interest matured September 2006,	$250,000
Note Payable due to individual, unsecured, 8% interest due on demand	$50,000
Note Payable due to individual, unsecured, 8% interest due on demand	$28,000
Note Payable due to individual, unsecured, 8% interest due on demand	$25,000
Note Payable due to individual, unsecured, 8% interest due on demand	$1,540
$355,040

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

The fair value of the derivative liability at December 31, 2011 is $173,944.

NOTE 6 - PAYABLE TO RELATED PARTIES

At December 31, 2011 and 2010, notes payable to related parties consisted of the following:

Note Payable to PHI Group Inc. related by ownership	2011	2010
unsecured, 8% interest, due on demand.	$85,780	$198,049
Note Payable to Philand Corporation, a subsidiary of	0	1,000
PHI Group Inc.
Short-term loan by individual, related by common	28,283	27,798
director, unsecured, interest free, due on demand	$114,063	$226,847

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

NOTE 9 - INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-

Catalyst Resource Group, Inc

Formerly Jeantex Group, Inc

(Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company currently has net operating loss carry forwards aggregating approximately $4,392.000, which expires through 2029. The deferred tax asset of approximately $1,714,019 related to the carry forwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2011 and 2010:

	2011	2010

Deferred tax assets	$1,714,019	$1,677,607

Valuation allowance for deferred tax assets	(1,714,019)	(1,677,607)

Net deferred tax assets	$0	$0

NOTE 10 - FAIR VALUE ACCOUNTING

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value, on a recurring basis as of December 31, 2011:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$173,944	$-	$-	$173,944	$173,944
Totals		$-	$-	$173,944	$173,944

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended December 31, 2011:

Roll-forward of Derivative Net Liabilities
Derivative balance at 12.31.2010	$ 40,205
Derivative balance at issuance (January 11, 2011)	$ 40,666
Derivative balance at issuance (March 10, 2011)	$ 39,035

Change due to Mark to Market	$ 3,516
Conversion of Note	$ (44,102)

Derivative balance at 03.31.2011	$ 79,320
Derivative balance at issuance (April 15, 2011)	$ 39,658
Change due to Mark to Market	$ 20,562

Derivative balance at 06.30.2011	$ 139,540
Derivative balance at issuance (July 1, 2011)	$ 48,760
Derivative balance at issuance (July 29, 2011)	$ 45,346
Change due to Mark to Market	$ 78,471
Conversion of Note	$ (58,559)

Derivative balance at 09.30.2011	$ 253,558
Change due to Mark to Market	$ (59,653)
Conversion of Note	$ (19,960)

Derivative balance at 12.31.2011	$ 173,944

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

Payment terms of Asset Purchase Agreement: Payment of $200,000 upon the Closing Date of the Asset Purchase Agreement. Once all necessary closing deliveries had been provided to the Company by LMM, the remaining $300,000 would be paid in $100,000 monthly installments over the following 3 months. In addition, the Company would commit to sole-fund a minimum amount of $2,000,000 in exploration activities over a 2-year period upon the Closing Date of this Agreement, with a minimum of $1,000,000 for exploration activities within 1 year. The Company would prepare and submit an approvable Bankable Feasibility Study (“BFS”) to LMM within thirty (30) months following the Closing Date of this Agreement. LMM would submit the BFS to the relevant government authorities for approval. If in the Company’s opinion the BFS indicated that a commercially viable mining operation could be established on the Concession, then the Company would solely fund all mining activities. If the Decision to Mine had been reached, the BFS approved and the Mining License had been granted, the Company would pay LMM a Mining Execution Fee (“MEF”) of $3,000,000 which would give the Company an 80% interest in LMM’s shares and LMM would maintain 20% interest of its shares. The MEF would be paid from the initial $3,000,000 in gross revenues earned from the extraction and sale of any of the minerals from the concessions, less the recoupable upfront payment and the MUMD shares. For avoidance of doubt, the Company’s shares and LMM’s shares would mean that the net revenues received from sales of all minerals extracted from the concession would be split between the Company (80%) and LMM (20%), net of the normal pre-mining cost recovery process.

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

Daniel St. John 63 Director since April 30, 2010.

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

The following table sets forth compensation paid by the Company to the executive officers.

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts
Henry Fahman (Interim CEO/CFO)	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Rerun Recovery, Inc.	87,000,000 Common Stock	34.03 % of Common Stock
Non-assessable shares
PHI Group, Inc.	22,535,714 Common Stock	8.81 % of Common Stock
17011 Beach Blvd., Suite 1230	Non-assessable shares
Huntington Beach, CA 92647
Sigma Unlimited, Inc.	45,000,000 Common Stock	17.60% of Common Stock
Non-assessable shares
Henry D. Fahman	2,000,000 Common Stock	0.8% of Common Stock
17011 Beach Blvd., Suite 1230	Non-assessable shares
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

Consolidated Balance Sheets — December 31, 2011 and 2010

Consolidated Statements of Operations — For years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows — For years ended December 31, 2011 and 2010

Consolidated Statements of Owners’ Equity — For years ended December 31, 2011 and 2010

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm (Dave Banerjee CPA An Accountancy Corporation)

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No	Description __________________
3(i)1	Articles of Incorporation, as amended, filed as Exhibit 3(a) to the Company's Form 10 K for the year ended September 30, 1983.
3(i)2	Articles of Amendment to the Articles of Incorporation, filed as Exhibit B to the Company's Definitive Proxy Statement on Schedule 14A, filed on May 22, 2002.
3(i)4	Articles of Amendment to the Articles of Incorporation of Western Silver-Lead Corporation dated September 29, 2003, filed May 3, 2006 as Exhibit 3(i)3 to the Company's Form 10KSB for the year ended December 31, 2005.
3(i)3	Articles of Amendment to the Articles of Incorporation of Lexor Holdings dated June 29, 2005, filed May 3, 2006 as Exhibit 3(i) 4 to the Company's Form 10KSB for the year ended December 31, 2005.
3(ii)1	By-laws, as amended, filed as Exhibit 3(b) to the Company's Form 10 K for the year ended September 30, 1983.
3(ii)2	By-laws, as amended, filed May 3, 2006 as Exhibit 3(ii) 2 to the Company's Form 10KSB for the year ended December 31, 2005.
10(i)1	Asset Purchase Agreement between the Company and WSL, LLC, filed as Exhibit D to the Company's Definitive Proxy Statement on Schedule 14A, filed on May 22, 2002.
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer
31.1	Rule 13a-14a/15d-14(a) Certification of Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Financial Officer
23.1	Consent of predecessor accountants.

(B) Forms 8-K filed.

1.	Stock Purchase Agreement with Yves Castaldi Corporation, filed on January 6, 2006.
2.	Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., filed on February 6, 2006.
3.	Amendment to Stock Purchase Agreement with Yves Castaldi Corporation, filed June 6, 2006.
4.	Change of Auditors, filed April 12, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 5, 2012	Catalyst Resource Group, Inc
By: /s/ Henry Fahman
Henry Fahman Interim Chief Executive/ Financial Officer

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities thereunto duly authorized and on the dates indicated.

CATALYST RESOURCE GROUP, INC. (Registrant)

Signature	Title	Date
/s/ Henry D. Fahman	Chairman/ Interim President/ Active Chief Financial Officer	October 5, 2012
/s/ Daniel St. John	Director	October 5, 2012